Form 10QSB
period 1996-03-31
3NET SYSTEMS INC /DE/
filed 1996-05-10
CIK 885520

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1996

      COMMISSION FILE NUMBER   0-20468


        (Exact name of small business issuer as specified in its charter)

                               3NET SYSTEMS, INC.

(State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                           Identification No.)

          Delaware                                              68-0195770

                    (Address of principal executive offices)

                       629 J Street, Sacramento, CA 95814

                           (Issuer's telephone number)

                                 (916) 498-3900

                                 (Former address
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---  ---

Number of shares of common stock outstanding as of April 30, 1996: 200,000,000

PART I.           FINANCIAL INFORMATION
Item 1.           Financial Statements

                               3NET SYSTEMS, INC.
                             CONDENSED BALANCE SHEET
                                 MARCH 31, 1996
                                   (UNAUDITED)

                                                    ASSETS
CURRENT ASSETS:
  Cash                                                                                           $     11,804
  Accounts receivable, net                                                                            247,896
  Inventory                                                                                            12,440
  Other current assets                                                                                105,128
                                                                                                 ------------
    Total current assets                                                                              377,268

PROPERTY AND EQUIPMENT:
  Equipment                                                                                           948,329
  Purchased software                                                                                  233,872
  Furniture and fixtures                                                                              148,445
  Leasehold improvements                                                                               90,044
                                                                                                 ------------
                                                                                                    1,420,690
  Accumulated depreciation and amortization                                                        (1,186,071)
                                                                                                 ------------
    Property and equipment, net                                                                       234,619

 Other assets                                                                                          32,258
                                                                                                 ------------
                                                                                                 $    644,145
                                                                                                 ============

                                    LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Line of credit                                                                                 $  1,000,000
  Notes payable to stockholders                                                                       494,500
  Accounts payable                                                                                    862,602
  Accrued payroll and related expenses                                                                194,245
  Deferred revenue                                                                                    220,811
  Accrued customer obligations                                                                        242,848
  Accrued preferred stock dividends                                                                   214,375
  Current portion of long-term debt and capital lease obligations                                      35,764
  Other current liabilities                                                                           304,981
                                                                                                 ------------
    Total current liabilities                                                                       3,570,126

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $6.00 par value - 1,200,000 shares authorized, 204,167 Series
   D shares issued and outstanding; liquidation preference value of $1,408,752                      1,225,002
  Common stock, $0.01 par value - 200,000,000 shares
    authorized, 200,000,000 shares issued and outstanding                                           1,490,337
  Common stock to be issued                                                                           728,690
  Additional paid-in capital                                                                       26,537,779
  Accumulated deficit                                                                             (32,907,789)
                                                                                                 ------------
    Total stockholders' deficit                                                                    (2,925,981)
                                                                                                 ------------

                                                                                                 $    644,145
                                                                                                 ============

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

PART I.           FINANCIAL INFORMATION
Item 1.           Financial Statements

                               3NET SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS                        NINE MONTHS
                                                       ENDED MARCH 31,                    ENDED MARCH 31,
                                                ----------------------------       ----------------------------
                                                    1996             1995              1996             1995
                                                -----------      -----------       -----------      -----------
REVENUES:
  System sales                                  $     2,525      $   328,785       $    20,616      $   657,318
  Contract revenue                                  373,885              -             950,905             -
  Service revenue                                   119,659          416,557           335,665        1,006,456
                                                -----------      -----------       -----------      -----------
Total revenues                                      496,069          745,342         1,307,186        1,663,774

COSTS AND EXPENSES:
  Costs of revenues:
    System sales                                     10,473          381,823            90,412          828,349
    Contract revenue                                285,019              -             698,527              -
    Service revenue                                  82,322          302,894           189,224          736,712
  Research and development                           84,283          420,479           624,843        1,668,076
  Marketing and sales                                26,663          239,010           170,210          672,081
  General and administrative                        294,187          509,068           901,163        2,094,602
  Settlement expense                                    -            132,732            88,125           99,447
                                                -----------      -----------       -----------      -----------
Total costs and expenses                            782,947        1,986,006         2,762,504        6,099,267
                                                -----------      -----------       -----------      -----------

Loss from operations                               (286,878)      (1,240,664)       (1,455,318)      (4,435,493)

Other income (expense):
  Interest expense                                  (40,196)         (53,350)         (106,524)        (188,753)
  Other, net                                         19,379           (4,884)           13,939               95
                                                -----------      -----------       -----------      -----------
                                                    (20,817)         (58,234)          (92,585)        (188,658)
                                                ------------     -----------       -----------      -----------

Net loss                                        $  (307,695)     $(1,298,898)      $(1,547,903)     $(4,624,151)
                                                ===========      ===========       ===========      ===========

Preferred stock dividends in arrears                (30,625)         (30,625)          (91,875)         (91,875)
                                                -----------      -----------       -----------      -----------

Net loss applicable to
  common stockholders'                          $  (338,320)     $(1,329,523)      $(1,639,778)     $(4,716,026)
                                                ===========      ===========       ===========      ===========

Net loss per share                              $     (0.00)     $     (0.05)      $     (0.02)     $     (0.19)
                                                ===========      ===========       ===========      ===========

Shares used in per share calculations           200,000,000       25,741,238       102,841,252       24,729,734
                                                ===========      ===========       ===========      ===========

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

PART I.           FINANCIAL INFORMATION
Item 1.           Financial Statements

                               3NET SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                                       MARCH 31,
                                                                            --------------------------------
                                                                               1996                 1995
                                                                            ----------          ------------

Net cash used in operating activities                                       $(433,868)          $(3,570,916)

Cash flows from investing activities:
   Purchases of property and equipment                                         (3,960)              (31,934)
   (Increase) decrease in other assets                                            -                  13,500
                                                                            ---------           -----------
Net cash used in investing activities                                          (3,960)              (18,434)

Cash flows from financing activities:
   Proceeds from sale of preferred stock                                          -               1,215,004
   Proceeds from sale of common stock and warrants                                -               1,849,727
   Proceeds from exercise of warrants                                             239                   -
   Proceeds from notes payable to stockholders                                494,500             1,450,000
   Net decrease in line of credit                                                 -                (700,000)
   Payments on notes payable and capital leases                               (84,020)              (68,786)
                                                                            ---------           -----------
Net cash provided by financing activities                                     410,719             3,745,945
                                                                            ---------           -----------

Net (decrease) increase in cash                                               (27,109)              156,595
Cash at beginning of period                                                    38,913               369,441
                                                                            ---------           -----------

Cash at end of period                                                       $  11,804           $   526,036
                                                                            =========           ===========

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

PART I.           FINANCIAL INFORMATION
Item 1.           Financial Statements

                               3NET SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1995.

In the opinion of management, the unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the Company's financial position at March 31, 1996, results of operations for the quarter and nine months ended March 31, 1996 and 1995 and cash flows for the nine months ended March 31, 1996 and 1995. The results for the periods ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1996.

NOTE 2 - FINANCING ARRANGEMENTS

The Company has a $1,000,000 revolving line of credit with a bank due in monthly installments of interest only at the bank's reference rate plus 1.0% (9.25% at March 31, 1996). In December 1995, the maturity date of the line of credit was extended from January 1, 1996 to July 1, 1996. The line of credit was fully utilized as of March 31, 1996. The Company's obligations under the line of credit are guaranteed by shareholder James W. Cameron, Jr. See also Part I, Item
2. Liquidity and Capital Resources.

Through March 31, 1996, the Cameron Foundation and the Negri Foundation, both current shareholders, have advanced $494,500 to the Company, all of which is currently outstanding. The Company has executed a series of notes payable for the amounts advanced that include, among other requirements, a maturity date of June 30, 1996 and an interest rate of 10.25 percent per annum.

NOTE 3 - EQUITY TRANSACTIONS

On November 18, 1994, the Company entered into a series of agreements for the purchase of Series E Convertible Preferred Stock with two existing stockholders, one of which is a former director. The transaction included a debt to equity conversion of $2,232,856 and an additional aggregate investment of $1,215,004 in exchange for the issuance of 287,322 shares of Series E Preferred Stock.

PART I.           FINANCIAL INFORMATION
Item 1.           Financial Statements

On December 1, 1995, the holders of all the outstanding shares of the Company's Series E Preferred Stock tendered those shares for conversion into 223,359,332 shares of the Company's Common Stock, pursuant to the terms of the Series E Preferred Stock Purchase Agreement. As of the conversion date, 200,000,000 common shares were authorized; therefore, 50,369,029 shares were recorded as Common Stock to be issued until such time as the number of authorized shares can be increased.


NOTE 4 - CONTINGENCIES

SUIT FROM FORMER CONSULTANT

In April 1994, the Company entered into a settlement agreement with a former officer and director (the "Former Officer") and a former consultant, officer and director (the "Former Consultant") in connection with disputes concerning outstanding compensation, expense reimbursement, equity entitlement issues and ownership of the Company's proprietary software. In November 1994, the Former Officer and Former Consultant asserted that the Company had breached certain of its obligations under the settlement agreement. In February 1995, the Company believes it cured any alleged default under the settlement agreement by fulfilling certain nonmaterial obligations to the Former Officer and the Former Consultant. In addition, the Former Consultant asserted claims against the Company and numerous other parties under a variety of legal theories. In February 1995, the Former Consultant demanded payment of $1.9 million in settlement of all outstanding claims. On June 12, 1995, the Former Consultant filed a lawsuit in Sacramento County Superior Court against the Company, its three current directors, James W. Cameron, Jr., the Former Consultant's stockbroker and brokerage firm and one of the Company's largest customers. The lawsuit sets forth twenty causes of action based on a variety of legal theories and seeks in excess of $15.0 million in damages plus punitive damages. In August 1995, the Superior Court granted petitions to compel arbitration filed by the 3Net defendants and Mr. Cameron which petitions were based on the arbitration provision of the April 1994 Settlement Agreement. The Court also granted a similar motion filed by the Former Consultant's stockbroker and brokerage firm. The litigation of the case in Superior Court is now stayed pending the outcome of the arbitration of all claims set forth in the action. In February 1996 the Arbitration Panel entered its order dismissing with prejudice all of the claims made against the 3Net defendants and Mr. Cameron. The Company intends to file a petition for confirmation of the order of dismissal with the Sacramento County Superior Court. Pending any such entry, the Arbitration Panel's order is not final. The Company is seeking an order requiring the Former Consultant to pay the attorney's fees incurred during the pendency of the arbitration, and may pursue counterclaims against the Former Consultant for reimbursement of certain expenses advanced and for damages. The Company does not believe that the outcome of this matter will have a material adverse impact on its financial position or result of operations.

PART I.           FINANCIAL INFORMATION
Item 1.           Financial Statements


DISPUTE WITH DISTRIBUTOR

In November 1993, a dispute arose between the Company and its Canadian distributor, Centre de Traitment I.T.I Omnitech Inc. ("Omnitech"), which was settled in April 1994 and resulted in, among other things, a renewal of the Company's distribution agreement with Omnitech. The Company entered into discussions to renegotiate its contractual relationship with Omnitech. These discussions led to the execution of a letter agreement on January 27, 1995 that modified certain provisions of the April 1994 agreement. In addition, certain minor changes were agreed to in a letter dated March 22, 1995. The Company has continued to discuss certain issues regarding the interpretations of provisions of their agreement. On May 15, 1995, the Company received a letter from Omnitech declaring an event of default based on the Company's alleged failure to deliver a specified number of shares of the Company's Common Stock pursuant to the agreement. Within approximately sixty days of the notice, the subject stock certificates issuable to Omnitech were delivered by the transfer agent to Omnitech. Thereafter, the Company received another letter from Omnitech indicating that the Company was in arrears in its payment obligations to Omnitech. The Company and Omnitech have had discussions for purposes of arranging a meeting to discuss various issues relating to the agreement, however, to date no meeting has been scheduled. On January 5, 1996, Omnitech sent a letter to the Company indicating that Omnitech intended to file a lawsuit against the Company and others, stating a number of claims. Omnitech indicated their belief that the value of these claims exceeds $5.0 million. The Company believes that Omnitech has breached the contract and intends to vigorously defend itself. However, the expense of defending any lawsuit will place additional strains on the Company's resources and cash position and the Company may be required to seek protection under federal bankruptcy law should Omnitech pursue its claims through litigation. Moreover, due to the Company's current and projected cash position, the Company may not be able to satisfy an adverse verdict in this matter that obligates the Company to pay any significant damages to Omnitech. In the event an adverse verdict is the result of this dispute, the Company may be required to seek protection under federal bankruptcy law.

PART I.           FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's Discussion and Analysis of Financial Condition and Results of Operations for the periods ended March 31, 1996.


OVERVIEW

The Company was founded in 1989 to focus on the design, development and sale of integrated computer network systems primarily for use by hospitals, commercial and insurance laboratories and physician clinics. The Company effected a public Common Stock offering in August 1992. Fiscal 1993 and fiscal 1994 operating results were adversely affected by significant delays by the Company in finishing development and implementation of the latest version of its laboratory information system (know as "3Net PrismCare LIS"). The delays resulted in significant losses and severe liquidity problems. Cost cutting required by the cash flow situation resulted in further delays in software development and implementation. As a result, the Company recognized no material revenue in fiscal 1993 or fiscal 1994 and significant losses in both of those years. The Company received acceptance of 3Net PrismCare LIS at one customer site in fiscal 1995, but, the Company has lost sales momentum due to the earlier delays. Although the Company still offers 3Net PrismCare LIS, it no longer devotes any dedicated resources to the marketing or selling of this product. The Company successfully installed four of its automated timekeeping systems (known as "TimeNet") in fiscal 1995; however, the Company's continuing lack of financial strength negatively affected the Company's ability to close new TimeNet business in fiscal 1995 and in fiscal 1996 to date. In January 1996, the Company decided to no longer devote any dedicated resources to the marketing or selling of TimeNet. The Company has also suspended further development of the product and is no longer providing service support on TimeNet systems that have been sold. The Company wrote off TimeNet purchased software with a net book value of $36,000 at December 31, 1995. The Company's inability to close new product sales business in fiscal years 1995 and 1996 and the resulting lack of revenues caused the Company to recognize a significant loss in fiscal 1995, and the Company expects this lack of product sales to continue through fiscal 1996. In order to reduce its losses the Company has taken steps to reduce expenses and generate revenues by providing contract programming and consulting services, and acting as an intermediary in providing such services. These actions have substantially reduced the Company's level of cash consumption in fiscal 1996 as compared to fiscal 1995. However, the Company will not generate sufficient cash flow in fiscal 1996 to support its operations. The Company had no material backlog at December 31, 1995.

The Company's continuing losses have required it to seek private placement financing. The Company entered into a series of agreements in fiscal 1993 and fiscal 1994 with James W. Cameron, Jr. by which Mr. Cameron and other investors invested approximately $2.6 million in the Company in September 1994, acquiring a controlling interest. During the remainder of fiscal 1994 and in fiscal 1995, Mr. Cameron and other investors have additionally invested approximately $7.1 million. Mr. Cameron is also the guarantor of the Company's line of credit with a bank for $1.0 million. See also Liquidity and Capital Resources.

PART I.           FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As part of the first of the agreements between the Company and Mr. Cameron, the Company was required to bring a new team of executives and directors to the Company. New management focused the Company in fiscal 1994 on finishing development of the clinical module of 3Net PrismCare LIS and in April 1994 the Company installed the clinical and communications modules in a live, independent, commercial environment at a customer site. Marketing and sales efforts related to 3Net PrismCare LIS, which had been suspended in December 1993 as the Company primarily worked on completing and installing the product, were restarted in fiscal 1995. These marketing and sales efforts had been directed primarily at large commercial and insurance laboratory applications similar to the Company's successful installation. The Company now believes that due to its lack of sales momentum, the long sales cycle for products such as 3Net PrismCare LIS and the Company's lack of resources, that sales of 3Net PrismCare LIS in fiscal 1996 are not likely to be material to the results of operations.

In fiscal 1995, significant portions of the Company's resources were devoted to marketing TimeNet and its resource utilization management system (known as "RUMS"). TimeNet has been sold to and installed in both health care facilities and other organizations that maintain employee time and attendance tracking systems. The Company had expected to derive revenues in fiscal 1996 from sales of TimeNet and RUMS or RUMS based technology. However, due to cash flow limitations, the Company now no longer has any dedicated resources involved in the marketing or selling of TimeNet, RUMS or LIS products, and is no longer providing customer service on TimeNet systems. Therefore, the Company no longer expects significant revenues from the sale of these products in fiscal 1996.

In July 1994, the Company entered into a strategic alliance with Electronic Data Systems, Corporation ("EDS") pursuant to which EDS will provide to 3Net product development and other support and will cooperate in the development and marketing of certain 3Net products. The products most recently discussed include TimeNet and RUMS. To date 3Net has not recorded any product revenue under this agreement, and does not expect any revenue under this agreement in fiscal 1996. 3Net is providing contract programming and consulting to EDS under a separate services agreement.

In July 1994, the Company also entered into an interim working agreement with Cameron & Associates, Inc. ("Cameron & Associates"), a corporation owned by stockholder James W. Cameron, Jr., to provide computer systems design, integration and operations in connection with existing Cameron & Associates contracts for provision of health care information systems in Russia. In February 1995 the project was discontinued and phased out over a period of sixty days. The Company has been reimbursed at cost for expenditures incurred under this agreement.

In response to its continuing negative cash flow from operations, the Company has taken steps to reduce its expenses. In September 1994, the Company laid off 16 of its system development and related staff and moved to a smaller, less expensive facility in November 1994. The Company has continued to reduce its headcount and expenses in the second half of fiscal 1995 and fiscal 1996 to

PART I.           FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

date, primarily through attrition. Additionally, the Company has assigned a larger percentage of its technical staff to revenue producing contract programming or consulting projects. The Company is also generating revenue by acting as an intermediary in providing contract programming and consulting personnel to EDS under a services agreement. These actions have substantially reduced the Company's level of cash consumption, although the Company still has a negative cash flow. The Company will not generate sufficient cash flow from operations during fiscal 1996 to support its operations. As a result, the Company's ability to continue its operations is directly dependent upon the receipt of significant additional financing. Recently, the Company has received short term financing for its operations from the Cameron Foundation and the Negri Foundation. No assurance can be given that either entity will continue to provide the Company with financing. In the event the Company is unable to obtain additional financing, it may be forced to seek protection under federal bankruptcy laws.


RESULTS OF OPERATIONS

Revenues

Revenues decreased $249,273 or 33.4% and $356,588 or 21.4% for the quarter and nine months ended March 31, 1996, as compared to the same periods in fiscal 1995. No material product sales have occurred in fiscal 1996 to date. However, revenues have been generated from contract programming and consulting work in fiscal 1996, whereas no such revenues were recorded during the comparable periods of fiscal 1995. Service revenues for fiscal 1995 included work for Cameron & Associates, reimbursed at cost under the interim working agreement, while fiscal 1996 included no such revenue. The following is an analysis of the Company's revenues by category:

System Sales. System sales (sales of information systems including hardware, software, installation and training) revenues decreased from $328,785 and $657,318 during the quarter and nine months ended March 31, 1995, to $2,525 and $20,616 during the same periods of fiscal 1996. The decrease in revenue is due primarily to recognition of TimeNet revenues in fiscal 1995 with the acceptance of one system in the quarter ended March 31, 1995 and two systems in the nine months ended March 31, 1995, while no TimeNet sales have occurred during fiscal 1996 to date. The Company does not expect to record significant system sales in fiscal 1996.

Contract Revenue. Contract revenue (sales of custom programming and software development services, and acting as an intermediary in providing such services) was $373,885 and $950,905 for the quarter and nine months ended March 31, 1996, resulting from a contract to provide system enhancements for an existing customer and from a series of agreements to provide contract programming personnel and consulting to EDS. No contract revenue was recorded in fiscal 1995.

PART I.           FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Service Revenue. Service revenue (sales of annually renewable maintenance contracts for software support and hardware services) decreased from $416,557 and $1,006,456 for the quarter and nine months ended March 31, 1995, to $119,659 and $335,665 in the comparable periods in fiscal 1996. These decreases resulted primarily from revenue related to the interim working agreement with Cameron & Associates for systems integration and detailed design activities in connection with the development of health care information systems in Russia. Under this agreement, the Company recognized revenue of approximately $105,000 and $353,000 for the quarter and nine months ended March 31, 1995. This agreement was discontinued in February 1995 and no revenue was recognized under the agreement during fiscal 1996. The Company also recognized approximately $100,000 in service revenue during fiscal 1995 for custom programming provided at cost for an LIS customer prior to system acceptance. In addition, several service customers have replaced their Cortex LIS systems (a predecessor system to 3Net PrismCare LIS) with systems of competitors during fiscal 1996 causing a general decline in service revenues. The Company expects service revenue to decrease over time as more Cortex LIS customers choose to move to systems of competitors since the company is not enhancing this system. Also, the Company is no longer providing service to TimeNet customers.

Cost of Revenues

System Sales. System sales gross margins have been negative during fiscal 1996 primarily due to the write down of the remaining net book value of purchased TimeNet system software, while system sales were insignificant. Gross margins on system sales were negative during fiscal 1995 due to limited system sales revenues in comparison to the amortization of capitalized software development costs and purchased software. All remaining capitalized development costs were expensed in fiscal 1995.

Contract Revenue. Gross margins on contract revenues were 23.8% and 26.5% on contract revenue for the quarter and nine months ended March 31, 1996. The Company expects to maintain contract revenue gross margin in this range through the fourth quarter of fiscal 1996.

Service Revenue. Gross margins on service revenues were 31.2% and 43.6% for the three and nine months ended March 31, 1996, compared to 27.3% and 26.8% for the same periods in fiscal 1995. The lower margins in fiscal 1995 resulted primarily from the agreement with Cameron & Associates for which the Company was reimbursed at cost.

Expenses

Research and Development Expenses. Research and Development ("R&D") expenses decreased $336,196 or 80.0% and $1,043,233 or 62.5% for the quarter and nine months ended March 31, 1996, compared to the same periods in fiscal 1995. These decreases are primarily due to reductions in the Company's system development staff related to 3Net PrismCare LIS and due to using a larger

PART I.           FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

percentage of the remaining technical staff to generate contract and service revenues.

Marketing and Selling Expenses. Marketing and selling expenditures decreased $212,347 or 88.8% and $501,871 or 74.7% for the quarter and nine months March 31, 1996, as compared to the same periods of fiscal 1995. These decreases resulted primarily from reductions in the Company's sales and marketing staff and attendant marketing activities.

General and Administrative Expenses ("G&A"). G&A expenses decreased $214,881 or 42.2% and $1,193,439 or 57.0% for the quarter and nine months ended March 31, 1996, compared to the same periods of fiscal 1995. The first quarter of fiscal 1995 included a charge of $345,000 related to the valuation of warrants to purchase common stock to be issued in connection with the strategic alliance entered into with EDS. Due to a reduction of headcount and moving to a less expensive facility, the Company reduced G&A personnel and facility costs by approximately $357,000 and $154,000 in fiscal 1996 to date as compared to the same period in fiscal 1995. The Company also incurred approximately $375,000 less in legal, accounting and filing fees in fiscal 1996 to date as compared to the same period in fiscal 1995.

Settlement Expense. Expenses in fiscal 1996 to date and during fiscal 1995 were to settle various claims, including a suit by a former employee.

Net Loss

Net loss decreased $991,203 or 76.3% and $3,076,248 or 66.5% for the quarter and nine months ended March 31, 1996 compared to the same periods in fiscal 1995. Although the Company expects losses to continue in the fourth quarter of fiscal 1996, the Company expects these losses to continue to be significantly below prior year levels due to cost and expense reductions and contract revenue increases.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109. As of June 30, 1995, the Company had a net operating loss carry forward for federal and state income tax purposes of approximately $22.3 million and $11.2 million, respectively. The federal net operating loss carry forward expires in the years 2005 through 2010 and the state net operating loss carry forward expires in 1997 through 2000. In connection with the Company's initial public offering, a change of ownership (as defined in Section 382 of the Internal Revenue Code of 1986, as amended), occurred. As a result, the Company's net operating loss carry forwards generated through August 10, 1992 are subject to an annual limitation of approximately $300,000 per year.

In August and September 1993, a controlling interest of the Company's stock was purchased, resulting in a second annual limitation of approximately $398,000 on the Company's ability to utilize

PART I.           FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

net operating loss carry forwards generated between August 11, 1992 and September 13, 1993. The Company expects that the aforementioned annual limitations will result in approximately $3.6 million of net operating loss carryovers which may not be utilized prior to the expiration of the carryover period.


LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has used a combination of equity and debt financing and internal cash flows to fund research and development, support operations, obtain capital equipment, and finance inventory and accounts receivable. The Company expects to continue to be a net user of cash for operations in the near future. During the first nine months of fiscal 1996, the Company used an average of approximately $49,000 per month of cash for operating and investing activities as compared with an average of approximately $399,000 per month during the same period of the previous year. The Company expects that the average rate at which cash is used during the remainder of fiscal 1996 will continue to be significantly below fiscal 1995 usage levels as a direct result of the steps taken to reduce its expenses and as contract revenues increase.

Through March 31, 1996, the Cameron Foundation and the Negri Foundation, both current stockholders, have advanced $494,500 to the Company, all of which is currently outstanding. The Company has executed a series of notes payable for the amounts advanced that include, among other requirements, a maturity date of June 30, 1996 and an interest rate of 10.25 percent per annum.

In February 1994, the Company entered into a revolving line of credit with Bank of America, NT&SA (the "Bank") in the amount of $2,000,000 with a maturity date of August 1, 1994. The maturity date has been extended several times since inception and in December 1995 the Bank agreed to extend the maturity date of the line of credit to July 1, 1996. As part of one extension agreement, the line of credit was reduced to $1,000,000. The line of credit was fully utilized as of March 31, 1996. The Company's obligations under the line of credit have been guaranteed by James W. Cameron, Jr. ("Continuing Guaranty"). Interest under the line of credit is payable monthly at a rate of 1 percent in excess of the Bank's Reference Rate. There can be no assurance that the Company will be able to pay off this debt or negotiate an extension of the due date. The line of credit is secured by substantially all assets of the Company, including the Company's software.

As consideration for the execution of the Continuing Guaranty, the Company entered into a Reimbursement Agreement with Mr. Cameron pursuant to which a designee of Mr. Cameron received a warrant to purchase 100,000 shares of the Company's Common Stock at an exercise price of $1.50 per share. Additionally, pursuant to the Reimbursement Agreement, in the event that Mr. Cameron is required to repay the Bank any moneys under the Continuing Guaranty, the Company is required to repay Mr. Cameron the amount of each payment by either I) paying an equal cash amount or ii) issuing to Mr. Cameron a non-convertible note (the "Straight Note") in the principal

PART I.           FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

amount of such payment by Mr. Cameron, bearing interest at an interest rate equal to the interest rate of the line of credit on the date of such payment and subject to adjustment when and to the extent that the interest rate prevailing under the line of credit may change. Furthermore, under the terms of the Reimbursement Agreement, upon written demand by Mr. Cameron, the Straight Note will be replaced by a convertible note (the "Convertible Note") in a principal amount equal to the Straight Note and bearing interest at the same rate. The conversion price of the Convertible Note is equal to the Applicable Percentage, as defined in the Reimbursement Agreement, of the average trading price of the Company's Common Stock over the period of ten trading days ending on the trading day next preceding the date of issuance of such Convertible Note. The Applicable Percentage, which is currently 25%, will be reduced to 20% if the maturity date of the line of credit is extended or the Bank does not demand repayment until after July 1, 1996.

On November 18, 1994, the Company entered into a series of agreements for the purchase of Series E Convertible Preferred Stock with two existing stockholders, one of which is a former director. The transaction included a debt to equity conversion of $2,232,856 and an additional aggregate investment of $1,215,004 in exchange for the issuance of 287,322 shares of Series E Preferred Stock. Through March 31, 1995, the Company received cash proceeds of $1,215,004 and issued 287,322 shares pursuant to these agreements. On December 1, 1995, the holders of all the outstanding shares of the Company's Series E Preferred Stock tendered those shares for conversion into 223,359,332 shares of the Company's Common Stock, pursuant to the terms of the Series E Preferred Stock Purchase Agreement.

In recent years, the Company has suffered significant losses from operations. As of March 31, 1996, the Company had a net working capital deficit of approximately $3.2 million and an accumulated deficit of approximately $32.9 million. During the first nine months of fiscal 1996 the Company was unable to generate adequate cash flow from operations to meet its cash flow requirements and, as a result, the Company met its cash flow requirements primarily through slow payment of its accounts payable and advances from the Cameron Foundation and the Negri Foundation. During the first nine months of fiscal 1996, the Company had net proceeds of approximately $411,000 from financing activities and consumed approximately $434,000 in operating activities. During the same period of the previous year, the Company had net proceeds of approximately $3,746,000 from financing activities and consumed approximately $3,571,000 in operating activities.

The report of the independent auditors on the Company's June 30, 1995 financial statements include an explanatory paragraph regarding the Company's potential inability to continue as a going concern. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. Based on the recent steps the Company has taken to increase its capital resources and to refocus its operations, the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern and that this plan will enable the Company to continue as a going concern through the end

PART I.           FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

of fiscal 1996. However, considering, among other things, the Company's historical operating losses, anticipated negative cash flow from operations and the ongoing litigation or threats of litigation against the Company, there can be no assurance that this plan will be successfully implemented. The Company does not expect to generate sufficient cash flow from operations to sustain its operations until sometime after fiscal 1996. The Company contemplates needing to raise additional financing during the remainder of fiscal 1996. The Company projects that it will need at least $140,000 of additional financing to maintain its planned level of operating activity through June 30, 1996. There can be no assurance that any additional proceeds will be obtained, or that if obtained, such additional financing will be adequate to ensure the Company's viability as a going concern through June 30, 1996. Many of the factors considered in the evaluation of the Company's ability to continue as a going concern cannot be quantified and, therefore, such factors may adversely affect the amount of financing necessary for the Company to continue as a going concern. To address its capital shortfalls, the Company is pursuing additional sources of temporary and permanent financing. No assurance can be given that the Company will be successful.


EFFECTS OF INFLATION

Management does not expect inflation to have a material effect on the Company's operations.

PART II.          OTHER INFORMATION
Item 1.           Legal Proceedings

In April 1994, the Company entered into a settlement agreement with a former officer and director (the "Former Officer") and a former consultant, officer and director (the "Former Consultant") in connection with disputes concerning outstanding compensation, expense reimbursement, equity entitlement issues and ownership of the Company's proprietary software. In November 1994, the Former Officer and Former Consultant asserted that the Company had breached certain of its obligations under the settlement agreement. In February 1995, the Company believes it cured any alleged default under the settlement agreement by fulfilling certain nonmaterial obligations to the Former Officer and the Former Consultant. In addition, the Former Consultant asserted claims against the Company and numerous other parties under a variety of legal theories. In February 1995, the Former Consultant demanded payment of $1.9 million in settlement of all outstanding claims. On June 12, 1995, the Former Consultant filed a lawsuit in Sacramento County Superior Court against the Company, its three current directors, James W. Cameron, Jr., the Former Consultant's stockbroker and brokerage firm and one of the Company's largest customers. The lawsuit sets forth twenty causes of action based on a variety of legal theories and seeks in excess of $15.0 million in damages plus punitive damages. On August 21, 1995, the Superior Court granted petitions to compel arbitration filed by the 3Net defendants and Mr. Cameron which petitions were based on the arbitration provision of the April 1994 Settlement Agreement. The Court also granted a similar motion filed by the Former Consultant's stockbroker and brokerage firm. The litigation of the case in Superior Court is now stayed pending the outcome of the arbitration of all claims set forth in the action. In February 1996 the Arbitration Panel entered its order dismissing with prejudice all of the claims made against the 3Net defendants and Mr. Cameron. The Company intends to file a petition for confirmation of the order of dismissal with the Sacramento County Superior Court. Pending any such entry, the Arbitration Panel's order is not final. The Company is seeking an order requiring the Former Consultant to pay the attorney's fees incurred during the pendency of the arbitration, and may pursue counterclaims against the Former Consultant for reimbursement of certain expenses advanced and for damages. The Company does not believe that the outcome of this matter will have a material adverse impact on its financial position or result of operations.

In November 1993, a dispute arose between the Company and its Canadian distributor, Centre de Traitment I.T.I Omnitech Inc. ("Omnitech"), which was settled in April 1994 and resulted in, among other things, a renewal of the Company's distribution agreement with Omnitech. The Company entered into discussions to renegotiate its contractual relationship with Omnitech. These discussions led to the execution of a letter agreement on January 27, 1995 that modified certain provisions of the April 1994 agreement. In addition, certain minor changes were agreed to in a letter dated March 22, 1995. The Company has continued to discuss certain issues regarding the interpretations of provisions of their agreement. On May 15, 1995, the Company received a letter from Omnitech declaring an event of default based on the Company's alleged failure to deliver a specified number of shares of the Company's Common Stock pursuant to the agreement. Within approximately sixty days of the notice, the subject stock certificates issuable to Omnitech were delivered by the transfer

PART II.          OTHER INFORMATION
Item 1.           Legal Proceedings

agent to Omnitech. Thereafter, the Company received another letter from Omnitech indicating that the Company was in arrears in its payment obligations to Omnitech. The Company and Omnitech have had discussions for purposes of arranging a meeting to discuss various issues relating to the agreement, however, to date no meeting has been scheduled. On January 5, 1996, Omnitech sent a letter to the Company indicating that Omnitech intended to file a lawsuit against the Company and others, stating a number of claims. Omnitech indicated their belief that the value of these claims exceeds $5.0 million. The Company believes that Omnitech has breached the contract and intends to vigorously defend itself. However, the expense of defending any lawsuit will place additional strains on the Company's resources and cash position and the Company may be required to seek protection under federal bankruptcy law should Omnitech pursue its claims through litigation. Moreover, due to the Company's current and projected cash position, the Company may not be able to satisfy an adverse verdict in this matter that obligates the Company to pay any significant damages to Omnitech. In the event an adverse verdict is the result of this dispute, the Company may be required to seek protection under federal bankruptcy law.

The Company was notified on March 16, 1995 by the staff of the regional office of the Securities and Exchange Commission ("Commission"), that they intended to recommend that the Commission file a civil action against the Company seeking injunctive and other relief. The staff indicated that the complaint would allege violation of various disclosure provisions of the federal securities laws in connection with the Company's registration statement on Form S-18 that became effective in August 1992. The Company and its attorney have met with the Commission staff and the Company has proposed a settlement of the complaint which would not involve an admission of any wrong doing nor the imposition of any monetary penalties. That proposal in which the Company would agree to a Cease and Desist Order has not been formally accepted by the Commission staff and the Commission.


Items 2, 3, 4 and 5.

Items 2, 3, 4 and 5 have been omitted because the related information is not applicable.

Item 6.       Exhibits and Reports on Form 8-K

(a)  Exhibit
     Number       Description of Document
     -------      -----------------------
     10.75        Notes Payable between the Registrant and the Cameron
                  Foundation dated: January 5, 1996; January 16, 1996; and
                  February 1, 1996.

     10.76 Note Payable between the Registrant and the Negri Foundation dated February 29, 1996.

     27           Financial Data Schedule

PART II.          OTHER INFORMATION
Item 6.           Exhibits and Reports on Form 8-K

(b) The Company filed a Form 8-K on March 11, 1996 regarding an Arbitration Panel dismissing with prejudice all of the claims made against the Company by a former consultant, officer and director of the Company.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3Net Systems, Inc.
- ------------------
(Registrant)




Date: May 10, 1996                               /s/ George R. Van Derven
                                            ------------------------------------
                                            George R. Van Derven
                                            Chief Executive Officer
                                            (Principal Executive Officer)






Date: May 10, 1996                                /s/ Edward L. Lammerding
                                            ------------------------------------
                                            Edward L. Lammerding
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                                 EXHIBIT INDEX

     Exhibit
     Number       Description of Document
     -------      -----------------------
     10.75        Notes Payable between the Registrant and the Cameron
                  Foundation dated: January 5, 1996; January 16, 1996; and
                  February 1, 1996.

     10.76 Note Payable between the Registrant and the Negri Foundation dated February 29, 1996.

     27           Financial Data Schedule