Form 10KSB
period 1996-06-30
3NET SYSTEMS INC /DE/
filed 1996-09-30
CIK 885520

Washington, D.C. 20549

                            FORM 10-KSB
     (Mark One)
[X]ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended June 30, 1996

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _____ to _____

COMMISSION FILE NUMBER   0-20468

                              3NET SYSTEMS, INC.
       (Exact name of small business issuer as specified in its charter)

DELAWARE                      68-0195770
(State or other jurisdiction (IRS Employer of incorporation or organization) Identification No.)

                629 J STREET, SACRAMENTO, CA 95814
(Address of principal executive offices)  (zip code)
                          (916) 498-3900
         (Issuer's telephone number, including area code)
Securities registered under Section 12 (b) of the Exchange Act:
TITLE  OF  EACH  CLASS               NAME  OF  EACH  EXCHANGE  ON  WHICH
REGISTERED
None
Securities registered under Section 12(g) of the Exchange Act:
                           COMMON STOCK
                          Title of Class
Check whether the issuer (1) filed all reports  required  to  be  filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.  [   ]
Issuer's revenues for its most recent fiscal year.   $1,781,226

The approximate aggregate market value of the Registrant's common voting stock held by non-affiliates of the Registrant on September 16, 1996 was $5,784,356 (based on the final trading price on that date).

Number of shares of Common Stock outstanding at September 16, 1996: 200,000,000
Transitional Small Business Disclosure Format (Check One):   Yes        No   X

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on November 21, 1996 (which will be filed within 120 days of the Company's fiscal year end) and are incorporated by reference into Part III.

Exhibit index is located on page 25.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

3Net Systems, Inc. ("3Net" or the "Company") provides contract computer programming and consulting services to an expanding base and variety of industrial customers. These services include: the provision of alternative programming resources to domestic customers through the recruitment, training, importation and contractual deployment of foreign information technology professionals, drawing prospective contractors primarily from selected areas within the former Soviet Union; software development and implementation services for customers who desire new applications which are based on personal computer ("PC") network, client-server and/or Internet technology platforms; and software and hardware support and maintenance services for customers who license and use the Company's proprietary application system products. These services are provided by virtue of the Company's depth of knowledge and experience in PC networks, client-server technologies, object-oriented technologies, Internet technologies, system integration, laboratory information systems, application systems development, and international business development.

Previously, the Company focused on the design, development and marketing of integrated computer application systems, with particular emphasis on the automation of medical/clinical/insurance laboratories through its laboratory information system products ("Cortex LIS" and "PrismCare LIS", or "FAILSAFE LIS"). These products collect and validate test request and test result data, interface with and respond to requests for information from laboratory instruments, organize data, communicate it to various user departments of a hospital, and provide quality control and assurance functions. The 3Net Cortex LIS includes clinical, microbiology, and laboratory communications applications designed for small/medium-sized customer installations, and is licensed by a substantial majority of the Company's current laboratory information system customers. By comparison, the 3Net PrismCare LIS includes clinical, microbiology, and laboratory communications applications designed for medium/large-sized customer installations. As discussed below, due to the continuing losses attributed to the development and sales of medical software, the Company has decided it will no longer devote any dedicated resources to the marketing or selling of these products.

In fiscal 1995 and early fiscal 1996, a significant portion of the Company's resources were also devoted to its automated timekeeping ("TimeNet") and universal resource scheduler ("RUMS") products. TimeNet automates the time and attendance record-keeping functions typically maintained either manually or by a card-punch clock system. The Company sold and installed four TimeNet Systems in hospitals during fiscal 1994-96; additionally, two systems had already been installed in hospitals when the marketing rights to TimeNet were acquired by the Company. RUMS is an object-oriented system that simulates highly complex, real-time resource scheduling circumstances, such as scheduling all facets of patient care at a hospital. In December 1993, the Company purchased an exclusive license to the proprietary software development methodology and for the use and resale, into the health care market, of RUMS from TransMillenial Resources Corporation in exchange for 1,000,000 shares of Common Stock. Further, in February 1995, the Company entered into an agreement to purchase rights to use and resell, into any market, the proprietary software acquired in fiscal 1994 for the health care market. Since its acquisition of said rights to RUMS, the Company has marketed RUMS through its strategic alliances and business partnerships. However, the Company has sold no customer licenses to RUMS to date.

During the second half of fiscal 1996, the Company began to redirect its strategic focus away from product development/sales in order to concentrate it resources on its contract services businesses. This change in strategy was effected by the Company as a direct result of several critical factors.

First, the Company had been largely unsuccessful in selling new customer licenses to its primary products, PrismCare LIS and TimeNet. Concerning PrismCare LIS, this lack of new sales resulted from the significant delay experienced by the Company in completing the development and implementation of the system at the initial customer site. This delay resulted in significant losses and severe liquidity problems. Cost cutting required by negative cash flows resulted in further delays in software development and implementation. When PrismCare LIS was finally implemented at the first customer site in fiscal 1995, its overall marketability was limited by its commercial insurance laboratory design. Therefore, significant additional time and investment would be required to bring the product up to competitive clinical laboratory market standards. Concerning TimeNet, the lack of new sales was related to a dramatic increase in the number of competitive offerings in the time and attendance system market, TimeNet's lack of a graphical user interface, and customer reluctance to contract with 3Net based upon the Company's financial condition.

Second, the markets in which the Company sold products offered the Company little opportunity for significant growth in sales and market share. The domestic laboratory information system market had become highly saturated so that the majority of system sales opportunities were to replace customers' old existing systems. This proved to be difficult considering the long-standing loyalty and investments of these customers with their existing laboratory system vendors. The negative cash flow associated with the lack of new sales and the significant remaining investment required to bring PrismCare LIS and TimeNet up to competitive market standards combined to bring about the suspension of all existing product sales efforts in the Company by the end of fiscal 1996.

Third, in fiscal 1996, the Company recognized that contract programming and consulting services offered the greatest potential for profitability and improved shareholder value. Although the Company had earlier ceased its product development efforts in Cortex LIS and PrismCare LIS, 12 customers continued to renew their system license and/or hardware/software maintenance support agreements each year. Although the total number of such customer license/maintenance contracts has slowly decreased during the past two years, the Company expects this line of business to remain profitable for at least the next year.

More importantly for the future, however, the Company has begun to determine the market potential for its alternative programming resources business since its inception in fiscal 1995. Based upon its experience in the market and critical industry forecasts, the Company believes that this line of business is the best vehicle for financial recovery and the development of a viable ongoing enterprise for the future. By focusing its operations on providing contract programming and consulting services, the Company has begun to generate new revenues and has reduced expenses, thus reducing its operating losses. These actions substantially reduced the Company's level of cash consumption in fiscal 1996 as compared to fiscal 1995. However, the Company did not generate sufficient cash flow in fiscal 1996 to support its operations.

The Company has incurred operating losses since inception which have resulted in an accumulated deficit of $33,207,699 at June 30, 1996. In addition, at June 30, 1996 the Company has a working capital deficit of $3,406,254 and a stockholders' deficit of $3,255,515. In fiscal 1993 and fiscal 1994, the Company experienced delays in completion of its products which resulted in an inability to timely install ordered systems and an inability to close new orders. In fiscal 1995, the Company succeeded in receiving acceptance of its products by some of its customers; however, sales momentum had been lost because of the extended delays. During fiscal 1995, the Company wrote off software development costs and purchased software costs because the cost reduction strategies employed by the Company included reduction of sales and marketing staff and related activities. In fiscal 1996, the Company wrote off the remaining net book value of purchased software. In fiscal 1996, the closing of new orders continued to be impacted by this lack of momentum and by the Company's financial status. In order to reduce its losses, the Company no longer markets its medical software and related products and has taken steps to decrease expenses and generate revenues by providing contract programming and consulting services and by acting as an intermediary in providing such services.

The Company's operating growth strategy includes the expansion of its marketing efforts through strategic alliances and the development of new customers with the expenditure of a minimum of resources. During fiscal 1996, the Company reduced its staff by 50% and lowered operating expenses by 64%; however, such cost saving moves will not be sufficient to allow the Company to timely meet all of its obligations while attempting to grow revenue to a level necessary to generate cash from operations; therefore, the Company is pursuing additional funds through private equity financings or additional debt financings. Although there can be no assurances that additional financing can be obtained or that if obtained, it will be sufficient to prevent the Company from having to further materially reduce its level of operations, management of the Company believes that sufficient financing will be available until operations can be funded through providing contract programming and consulting services. Ultimately, the Company will need to achieve a profitable level of operations to fund growth and to meet its obligations when they become due.

3Net was incorporated in California in August 1989 and effected a reincorporation in Delaware on April 9, 1992 through a merger with a wholly owned Delaware subsidiary. Its principal executive offices are located at 629 J Street, Sacramento, California 95814 and its telephone number is
(916) 498-3900.

SERVICES

ALTERNATIVE PROGRAMMING RESOURCE SERVICES

According to Staffing Industry Report, a staffing services industry publication, the temporary staffing industry was estimated to have 1995 revenues of approximately $40 billion and a compound growth rate of approximately 18% over the past four years. The information technology services sector, one of the fastest growing sectors of the temporary staffing industry, was estimated to have 1995 revenues of approximately $9 billion, which represents a 25% increase per year for the past two years.

The prodigious growth rate of the information technology staffing services sector is being driven by several important corporate strategic trends. Corporate restructuring, downsizing, government regulations, rapid advances in technology, and the desire by many companies to shift employee costs from a fixed to a variable expense basis have resulted in the use of a wide range of staffing alternatives by businesses. Over the last decade, the increased use of technology has led to a dramatic rise in demand for technical project support, software development, and other computer-related services. Corporations have outsourced many of these departments and/or have utilized the employees of staffing firms in an attempt to meet the increased demand for computer-skilled personnel.

Since fiscal 1995, the Company has developed a growing niche business within the information technology sector by providing alternative programming resources (APR) to domestic and international customers. The Company achieves this by recruiting, training, importing and contractually deploying foreign information technology professionals from the former Soviet Union (FSU) for direct assignment to customer programming projects. The mechanism by which such prospective foreign contractors are identified and prepared for assignment to U.S. company projects is the Company's cooperative business relationship with a technology firm based in Riga, Latvia. Originally affiliated with the Riga Institute for Civil Aviation Automation and Controls during the days of the Soviet Union, these information technology professionals are highly-educated and have extensive experience in multiple programming languages, operating systems and hardware platforms. With the breadth of their technical backgrounds in mainframe, mid-frame and PC client-server environments, they are immediately available to work in analogous computing environments in the West; or, are easily and quickly trained in emerging technologies for which personnel shortages exist in the U.S.

The Company's first target of opportunity for the contractual placement of these FSU computer specialists in U.S.-based computing assignments is in the area of legacy system support and maintenance. A "legacy system" is defined as a business application system developed ten or more years ago in an older computer language (such as COBOL, PL/1 or Assembler Language) that continues to operate on a mainframe or mid-frame hardware platform. The cost of maintenance for such systems has steadily risen over the years. Even more problematic for the U.S. companies operating legacy systems today is the ever-decreasing domestic labor pool of programmers who are technically qualified and who desire to perform software maintenance tasks.

The increasing disparity between the amount of legacy system maintenance demand and the supply of qualified, motivated programmers to perform it is further exacerbated by the Year 2000 conversion issue. Also known as "the millennium bug", this problem arises from the widespread use of only two digits to represent the year in computer programs performing date computations and decision-making functions. Unless these programs are modified, many will fail due to their inability to properly interpret these date fields (e.g., such programs may interpret "00" as the year "1900" rather than "2000"). The Gartner Group, an information technology market research firm, has estimated that it will cost the public and private sectors between $300 and $600 billion worldwide to perform the necessary Year 2000 conversions. The cost to the U.S. federal government alone is estimated to be over $30 billion.

With the further expansion of its APR business and associated contacts throughout the FSU, the Company believes it can offer American businesses a viable legacy system maintenance staffing alternative. Contractual engagements are arranged either directly by the Company with individual customers or through the sales and marketing efforts of third-party business partners. When the Company receives orders for such foreign contractors from the customer, it arranges for their work visas, their transportation to the U.S., and their housing and local transportation needs in the customer's city/state of business. While working under customer contracts, the foreign contractors generate revenues at market rates for their time, from which the Company pays them a basic salary that includes cash and payments-in-kind for basic necessities (i.e., housing, utilities, transportation, etc.) according to the prevailing wage determined by the local state government.

As of September 1996, the Company had 30 foreign contractors actively employed in U.S.-based contracts at five different customer business locations in California, Minnesota and Georgia.

The Company has recently entered into a joint marketing agreement with Technical Directions, Inc. ("TDI". TDI is a professional contract services company, and under the five year joint marketing agreement, TDI will market the Company's personnel resources. The Company will be the preferred provider of foreign workers to TDI. The joint marketing agreement is in its initial stages and no assurances can be given that TDI will be successful in placing the Company's personnel resources or that the Company will find qualified technical personnel to fulfill TDI's clients' needs.

SOFTWARE DEVELOPMENT AND IMPLEMENTATION SERVICES

The Company provides software development and implementation services for customers who desire new customized applications which are based on PC network, client-server and/or Internet technology platforms. These engagements are contracted on an individual customer basis and generate revenues at market rates for required time and materials.


SOFTWARE/HARDWARE MAINTENANCE SUPPORT SERVICES

The Company provides software and hardware maintenance support services to customers who have licensed one or more of its proprietary system products on the basis of annually renewable contracts. Products for which maintenance support service contracts are available include 3Net PrismCare LIS and 3Net Cortex LIS. Maintenance support services are no longer provided by the Company to TimeNet customers.

These maintenance support services are available to such customers 24 hours per day seven days per week. In addition, overnight delivery of hardware is available when needed.

PRODUCTS

TIMENET TIMEKEEPING SYSTEM

In fiscal 1993, the Company acquired all of the marketing rights to an automated timekeeping system known as "TimeNet" formerly "IntelliTime". This system automates the time and attendance record-keeping functions maintained either manually or by a card-punch clock system. Time and attendance information (as well as information regarding the worker's location in the hospital, office or plant) is taken directly from a magnetically encoded or bar-coded badge. As consideration for the marketing rights to the system, the Company agreed to pay $40,000 and a royalty of 10% of gross software and hardware sales through February 12, 1995 up to a cumulative total of $100,000, related to TimeNet. The Company has an additional commitment to pay royalties to St. Agnes Hospital, on software sales related to the TimeNet product, at 15% of related sales, but in any event not less than $75,000 for a three year period ending December 22, 1995. The Company has sold and installed four TimeNet systems to hospitals to date; additionally, two systems had already been installed in hospitals when the marketing rights were acquired. However, TimeNet development, sales and marketing efforts were suspended indefinitely in April, 1996, and all existing TimeNet customer maintenance support service contracts terminated.

RESOURCE UTILIZATION MANAGEMENT SYSTEM (RUMS)

In December 1993, the Company purchased an exclusive license to a proprietary software development methodology and for the use and resale, into the health care market, of a proprietary universal scheduler software package ("Resource Utilization Management System" or "RUMS") from TransMillenial Resources Corporation ("TMRC") in exchange for 1,000,000 shares of Common Stock. RUMS is an object-oriented system that simulates highly-complex, real-time resource scheduling circumstances, such as scheduling all facets of patient care in a hospital. In so doing, this product addresses the most critical management problem faced by hospitals, clinics and health maintenance organizations today: the need for improvements in the methods of organizing, managing and accounting for all aspects of patient care.

This agreement with TMRC also included compensation for past services. In connection with this agreement, the Company recorded in December 1993,
$550,000 in consulting expenses and $1,000,000 as an asset for the purchased software. In February 1995, the Company entered into an agreement to purchase rights to use and resell, into any market, the proprietary universal scheduling software acquired in fiscal 1994 for the health care market. The agreement required the Company to issue 100,000 shares of its Common Stock and a warrant to purchase 400,000 shares of its Common Stock at $0.001 per share with a fair market value of $500,000 as consideration for these rights. At June 30, 1995, the Company expensed the remaining asset value of $1,156,522 related to RUMS because the cost reduction strategies employed by the Company included reduction of sales and marketing staff and activities. The Company will continue to market RUMS through its strategic alliances and business partnerships.

ACCELERATOR

The Company developed a proprietary memory resident data base management software for intercepting and processing file requests from a workstation in a computer data communications network which reduces network traffic and file server activity. Since pre-allocation of memory is not required and memory can be released to the workstation when no longer in use, programs running against data base servers or file managers achieve a reduction in network traffic and provide for high speed network communications. The Accelerator overcomes the deficiencies found in conventional network management devices and methods by eliminating network latency and measurably increasing file access speed by storing files in local memory.

The Accelerator software is embedded in the Company's 3Net PrismCare LIS application software to enhance its run-time performance. During fiscal 1994-1995, the Company submitted a patent application for the Accelerator and began market research efforts to determine whether it could successfully be marketed either as a stand-alone product or as a component of other vendors' product offerings. However, to date, the Accelerator has not been sold, licensed or installed in any customer sites other than as a component of the 3Net PrismCare LIS.

3NET PRISMCARE LIS

The 3Net PrismCare LIS applications automate the various functions of the laboratory and track the flow of events within the laboratory departments. The Company has previously marketed, and may continue to market, the 3Net PrismCare LIS as 3Net FAILSAFE LIS. The 3Net PrismCare LIS applications collect and validate data; interface with and respond to requests for information from laboratory instruments; organize data to ease their interpretation and to facilitate presentation; generate reports; provide quality control and assurance functions; and communicate data and results to various other departments of the hospital. Specifically, the 3Net PrismCare LIS includes the following three applications, each of which can operate independently or as a part of an integrated information system: clinical, microbiology (not yet completed) and communications modules.

The Company capitalized approximately $2,483,000 in software development cost through December 31, 1992 and began amortizing those costs over five years in fiscal 1993. At June 30, 1995, the Company expensed the remaining asset value of approximately $914,000 because the cost reduction strategies employed by the Company included reduction of sales and marketing staff and related activities.

In 1994, the Company completed one installation of the 3Net PrismCare LIS which comprised the clinical and communications applications, has sold an additional license to the user based on throughput volume, and entered into an agreement with the licensee pursuant to which the Company provided modifications and new features customized to the customer's specifications during fiscal 1995 and fiscal 1996.

CORTEX LIS

Cortex LIS is also a client-server based system which is written in a combination of programming languages and utilizes Novell NetWare and MS DOS operating systems. It contains clinical, microbiology and communications software applications which have fewer functions and run on smaller local area networks with less powerful file servers and without the larger storage capacity of the 3Net PrismCare LIS. Cortex LIS has disk duplexing operation protection features similar to those of the 3Net PrismCare LIS. Cortex LIS is more suitable and affordable for smaller health care facilities which do not handle the volume of transactions of larger facilities. A substantial majority of the Company's customers currently have Cortex LIS installed. The Company has sold no new Cortex LIS system licenses since fiscal 1992, but has continued to provide annually renewable software and hardware maintenance support service contracts to its existing Cortex LIS customer base.

CUSTOMERS

The Company's present customer base includes those companies to which it is providing services in one of the previously-described three service categories: alternative programming resource services, software development and implementation services, and software/hardware maintenance support services. A small number of customers has made up a relatively large percentage of the Company's total revenues for each of its fiscal years. The Company's principal customers (i.e., accounting for more than 10% of its revenues) in fiscal 1996 were Osborn Laboratories, Inc. and EDS which constituted approximately 41% and 36% of the Company's total revenues, respectively. In fiscal 1995, Osborn Laboratories, Inc., Cameron & Associates, Inc. (owned by affiliates), and Southside Hospital constituted approximately 27%, 17% and 14% of the Company's total revenues. The loss of any significant customer through cancellation may have a material and adverse effect on the Company's operating results.

Revenues from sales to customers located outside the U.S., all of which were sales to Canadian customers, accounted for approximately 5% of total revenues in fiscal 1995. There were no revenues from sales to customers located outside the U.S. in fiscal 1996.

In July 1994, the Company entered into a strategic alliance with Electronic Data Systems Corporation ("EDS") pursuant to which EDS was to provide product development and other support to 3Net and cooperate in the development and marketing of certain 3Net products. The products under discussion were TimeNet and RUMS. 3Net has not recorded any product revenue under this agreement; however, 3Net is providing contract programming and consulting services to EDS.

SALES

During fiscal 1996 in connection with the Company's shift in focus to contract programming and consulting, one product sales staff position and three sales support staff positions were eliminated. The Company's executive officers and certain technical staff members currently participate in selling efforts by directly contacting potential customers. More importantly, the Company relies upon and benefits from the efforts of third-party business partners in the sale and placement of foreign contractors in new customer contracts and the management of such accounts after the sale.

During fiscal 1995 all of the Company's business came from direct sales made by the Company's sales representatives or by supplementary sales to existing customers.

COMPETITION

ALTERNATIVE PROGRAMMING RESOURCE SERVICES

The information technology temporary services industry is highly competitive with limited barriers to entry. Within local markets, smaller firms actively compete with the Company for business, and in most of these markets no single company has a dominant share of the market. The Company also competes with larger full-service and specialized competitors in national, regional, and local markets which have significantly greater marketing, financial and other resources than the Company.

However, due to the niche definition of its APR market segment and the growing general shortage of legacy system maintenance programmers, the Company does not believe that external competition represents the primary impediment to its placement of FSU programmers in customer contracts. Rather, the Company's APR business is limited primarily by its ability to recruit, train and present qualified FSU contractor candidates to the customer. Qualification attributes for placement in U.S. customer contracts include the particular technical skills and experience corresponding to the customer's requirements and sufficient English language skills to communicate effectively in an American business environment.

SOFTWARE DEVELOPMENT AND IMPLEMENTATION SERVICES

The market for providing such generalized applications software development and implementation services is highly competitive and fragmented along industrial and technical specialty lines. Competitive advantage is earned by developing core competencies in particular industry applications and in specific technology skill areas.

The Company's industrial/application core competencies are in the areas of laboratory information systems and complex, rules-based applications. Complementing its application expertise is a depth of technical knowledge and experience in PC networks, client-server technologies, object oriented technologies, Internet technologies and system integration.

SOFTWARE/HARDWARE MAINTENANCE SUPPORT SERVICES

The Company has a virtually exclusive market offering in this component of its services business because it owns the licensing rights to the Cortex LIS software being maintained and supported. Therefore, customers must renew the Company's software license and maintenance support service agreements each year in order to legally continue to operate the system. Although the Company has experienced a slow erosion of this customer base during the past two years as some former customers have chosen to replace Cortex LIS with new laboratory information systems, 12 customers have continued to renew their license and/or maintenance support service agreements each year.

The Company faces competition from a large number of hardware service providers of many different sizes and specialties. However, since most of the remaining Cortex LIS customers desire single vendor support for software and hardware, the Company has also retained the hardware maintenance business of most of these customers.

PROPRIETARY RIGHTS

All of the Company's software systems have only limited proprietary protection, so it is possible that a competitor may develop systems similar to the Company's based on its independent research and development. The Company also believes that the size and complexity of the software encompassing its applications would make unauthorized use of its systems difficult. Additionally, the Company includes confidentiality provisions and proprietary ownership disclosures in its customer and distributor agreements, and its software includes anti-pirating features to further protect the Company's proprietary rights.

GOVERNMENT REGULATION

The Company's operations are subject to various federal and state laws. The Company believes that its operations currently comply with such laws, but, there can be no assurance that subsequent laws, subsequent changes in present laws or interpretations of law will not adversely affect the Company's operations. Certain applicable laws and regulations are described below.

3Net's recent focus on providing contract programming resources from the FSU requires that U.S. Department of Justice, Immigration and Naturalization Service (INS), regulations relative to foreign workers be followed. The Company has engaged the services of a business immigration lawyer to assist in the filing of all appropriate documents necessary for 3Net to invite foreign workers to the United States for contract programming assignments. While 3Net and its immigration lawyer are very familiar with the current rules and regulations, there can be no guarantee that the immigration laws of the United States will not be changed thereby having a negative impact on 3Net's business.

As it may relate to the Company's computer application systems at customer sites. the FDA has indicated that it may further regulate health care systems beyond the blood bank area through its regional FDA offices. Additionally, the Company is subject to certain laws regulating clinical laboratories under the Clinical Laboratory Improvement Amendments of 1968 (42 C.F.R. Part 405, et. al.), which are enforced by the various states' Departments of Health Services. These laws set forth standards which must be complied with by laboratories and include the laboratory systems provided by the Company. The Company believes that its laboratory systems are currently in compliance with such laws.

RESEARCH AND DEVELOPMENT

In fiscal 1996, the Company incurred research and development expenses totaling $657,437. In fiscal 1995, the Company incurred research and development expenses totaling $2,017,876. The Company discontinued research and development during fiscal 1996 and reassigned employees to contract programming or service and support activities.

HUMAN RESOURCES

At September 16, 1996, the Company had 39 employees, consisting of 2 executive officers, 5 contract programming and service/support personnel, 30 contract programming and service/support personnel in the United States on visa from the former Soviet Union, and 2 administrative persons. There are 11 employees employed at the Company's headquarters in Sacramento, 8 at customer locations in the Sacramento area, 9 at customer locations in Georgia, 6 at customer locations in Minnesota, and 5 at customer locations in El Segundo, California. None of the Company's employees is represented by a labor union. Management considers its employee relations to be good.

INSURANCE

The annual coverage limits for the Company's general premises liability and workers' compensation insurance policies are $2,000,000 for liability insurance policies and $1,000,000 for workers' compensation. Management believes such limits are adequate for the Company's business. However, there can be no assurance that potential claims will not exceed the limits on these policies.

The Company does not currently have product errors and omissions insurance. A defect in the design or configuration of the company's products or in the failure of a system to perform the use which the Company specifies for the system may subject the Company to claims of liability. Although as of the date of this filing, the Company has not experienced any such claims, there can be no assurances that claims will not arise in the future.

ITEM 2.  DESCRIPTION OF PROPERTY

FACILITIES

The Company's headquarters are located in Sacramento, California and occupy approximately 9,000 square feet of office space which it leases from James
W. Cameron, Jr., a substantial stockholder, under a one year lease, with monthly rent of $8,925, that expires in November 1996.

ITEM 3.  LEGAL PROCEEDINGS

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

The Company and its attorney have met with the Commission staff and the Company has proposed a settlement of the complaint which, without admitting or denying the findings, the Company shall consent to an order of the Commission that the Company cease and desist from committing or causing any violation of certain provisions of the securities laws. As of June 30, 1996, the Company's proposed settlement has not yet been formally accepted by the Commission.

In November 1993, a dispute arose between the Company and its Canadian distributor, Centre de Traitement I.T.I Omnitech Inc. ("Omnitech"), which was settled in April 1994 and resulted in, among other things, a renewal of the Company's distribution agreement with Omnitech. The Company entered into discussions to renegotiate its contractual relationship with Omnitech. These discussions led to the execution of a letter agreement on January 27, 1995 that modified certain provisions of the April 1994 agreement. In addition, certain minor changes were agreed to in a letter dated March 22, 1995. On May 15, 1995, the Company received a letter from Omnitech declaring an event of default based on the Company's alleged failure to deliver a specified number of shares of the Company's Common Stock pursuant to the agreement. Within approximately sixty days, the subject stock certificates issuable to Omnitech were delivered by the transfer agent to Omnitech. On January 5, 1996, Omnitech sent a letter to the Company indicating that Omnitech intended to file a lawsuit against the Company and others, stating a number of claims. Omnitech indicated their belief that the value of these claims exceeds $5.0 million. The Company believes that Omnitech has breached the contract and intends to vigorously defend itself if a lawsuit is filed. The Company has offered to settle the dispute, but Omnitech has not responded to the Company's offer.

The expense of defending any lawsuit in connection with this agreement will place additional strains on the Company's resources and cash position and the Company may be required to seek protection under federal bankruptcy law should the Distributor pursue its claims through litigation. Moreover, due to the Company's current and projected cash position, the Company may not be able to satisfy an adverse verdict in this matter that obligates the Company to pay any significant damages to Omnitech. In the event an adverse verdict is the result of this dispute, the Company may be required to seek protection under federal bankruptcy law.

The Company was served with a lawsuit filed on September 17, 1993 in Sacramento County Superior Court against it and others by a former employee. The lawsuit alleged sexual harassment and wrongful termination and sought general and special damages of $2.0 million plus undisclosed punitive damages. On May 27, 1995, the Company reached a settlement with the former employee under which the Company caused its insurer to deliver a cash payment to the former employee. The Company issued 250,000 shares of unregistered common stock to the former employee subsequent to the settlement being approved by the Superior Court in July 1995.

In July 1994, the Company received a formal request for indemnification from one of the individual defendants as it pertains to the lawsuit filed on September 17, 1993 in Sacramento County Superior Court discussed above. The Company denied that it had any obligation and the matter was submitted for determination by an arbitrator in accordance with certain indemnification agreements between the Company and the individual. The arbitrator determined that the Company had an obligation to pay for the cost of defense of the individual. Based on this ruling, the Company reimbursed the individual approximately $93,000 for expenses he had incurred in defending the action and will pay his continuing defense costs. However, the Company has reserved its right to seek reimbursement of these amounts from the individual under appropriate circumstances. On June 19, 1995, the Company received a demand by the individual seeking reimbursement of fees and settlement costs incurred by the individual and his insurer. On August 18, 1995, the Company formally rejected that demand. The Company does not believe that the outcome of this matter will have a material adverse impact on its financial position or results of operations.

The Company also received a demand for indemnification of legal expenses for separate counsel from the other individual defendant in the lawsuit filed on September 17, 1993 in Sacramento County Superior Court discussed above. The Company had been providing a defense to this individual through its counsel and disputed that it had an obligation to provide for separate counsel. This matter was resolved by the Company's agreement to provide for separate counsel. The Company has reimbursed the former officer approximately $41,000 for expenses he had incurred in defending the action. In August 1995, the Company received notification from the individual's law firm that the Company was in arrears of approximately $12,000 in its obligation to reimburse the firm for fees and expenses in defending the individual and has arranged for terms under which such amount will be paid. The Company does not believe that the outcome of this matter will have a material adverse impact on its financial position or results of operations.

In April 1994, the Company entered into a settlement agreement with a former officer and director (the "Former Officer") and a former consultant, officer and director (the "Former Consultant") in connection with disputes concerning outstanding compensation, expense reimbursement, equity entitlement issues and ownership of the Company's proprietary software. In November 1994, the Former Officer and Former Consultant asserted that the Company had breached certain of its obligations under the settlement agreement. In February 1995, the Company believes it cured any alleged default under the settlement agreement by fulfilling certain nonmaterial obligations to the Former Officer and the Former Consultant. In addition, the Former Consultant asserted claims against the Company and numerous other parties under a variety of legal theories. On June 12, 1995, the Former Consultant filed a lawsuit in Sacramento County Superior Court against the Company, its then-current directors, James Cameron, Jr., the Former Consultant's stockbroker and brokerage firm and one of the Company's large customers. The lawsuit set forth twenty causes of action based on a variety of legal theories and sought in excess of $15.0 million in damages, plus punitive damages. On August 21, 1995, the Superior Court granted petitions to compel arbitration filed by the 3Net defendants and Mr. Cameron which petitions were based on the arbitration provision of the April 1994 settlement agreement. The Court also granted a similar motion filed by the Former Consultant's stockbroker and brokerage firm. The litigation of the case in Superior Court was stayed pending the outcome of the arbitration of all claims set forth in the action. In February 1996 the Arbitration Panel entered its order dismissing with prejudice all of the claims made against the 3Net defendants and Mr. Cameron and awarded 3Net recovery of a portion of its fees and costs. On July 26, 1996, the Superior Court confirmed the Arbitration Panel's order of dismissal and award. On September 10, 1996, the Company was notified that the Former Consultant had filed a Notice of Appeal with the 3rd District Appellate Court. The Company does not believe that the outcome of this matter will have a material adverse impact on its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the quarter ended June 30, 1996 to a vote of security holders.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

During  fiscal  1995, the Common Stock of the Company, $.01 par value,  was traded on the NASDAQ SmallCap Market under the symbol "TNET". The Company's shares were de-listed by NASDAQ on August 16, 1995 due to the Company's failure to maintain a closing inside bid price of its Common Stock at or above $1.00 per share. The Company's shares have continued to trade on the OTC Bulletin Board since August 16, 1995. The loss of listing on the NASDAQ SmallCap Market has resulted in transactions in the Common Stock becoming subject to the "penny stock" disclosure requirements of Rule 15g-9 under the Exchange Act and reduced liquidity in the trading market for the Common Stock.

Set forth below are the high ask and low bids for the Common Stock of the Company for each of the last eight quarters. The quotations are derived either from the IDD Information Services, Tradeline Database or the National Association of Securities Dealers, Inc. and reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions in the Common Stock. There is no public market for the Company's Preferred Stock.

PERIOD                             			HIGH  		LOW

Quarter ending September 30, 1994    	$2.25 		$1.03
Quarter ended December 31, 1994     		$1.56 		$0.63
Quarter ended March 31, 1995        		$1.56 		$0.63
Quarter ended June 30, 1995         		$0.91 		$0.38
Quarter ending September 30, 1995    	$0.63 		$0.13
Quarter ended December 31, 1995 	    	$0.19 		$0.05
Quarter ended March 31, 1996 	       	$0.13 		$0.03
Quarter ended June 30, 1996         		$0.28 		$0.05

The Company had approximately 182 Common Stockholders of record and 3 Preferred Stockholders of record as of September 16, 1996. The last reported sales price for the Company's Common Stock was $0.23 on September 16, 1996.

At its meeting on September 17, 1996, the Company's Board of Directors voted to recommend to the shareholders that they approve an amendment to Article Fourth of the Company's Amended and Restated Certificate of Incorporation increasing the authorized shares of Common Stock, par value $0.01 per share, from 200,000,000 to 300,000,000. In addition, they also voted to recommend to the shareholders that they approve a consolidation of the Company's outstanding Common Stock on a ratio of 10 for 1. The amendment to the Certificate of Incorporation and consolidation of the Company's outstanding Common Stock is subject to stockholder approval.

DIVIDEND POLICY

The Company has never paid a cash dividend on its Common Stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company's Series D Preferred Stock carries a cumulative dividend of $0.60 per year per share which accrues beginning July 1, 1994 and is payable quarterly to the extent permitted by law.

The Company's future dividend policy will be determined by its Board of Directors on the basis of various factors, including the Company's results of operations, financial condition, capital requirements and other relevant factors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

3Net Systems, Inc. provides contract computer programming and consulting services and acts as an intermediary in providing such services. During fiscal years 1995 and 1996, the Company developed and implemented a program where 3Net recruits qualified personnel from the former Soviet Union, obtains necessary visas, and places them for assignment in the United States. 3Net has chosen to emphasize this program because of the significant growth dynamics of the high technology temporary placement industry and to de-emphasize the laboratory software and service business upon which it was originally founded in 1989.

The Company was founded in 1989 to focus on the design, development and sale of integrated computer network systems primarily for use by hospitals, commercial and insurance laboratories and physician clinics. The Company effected a public Common Stock offering in August 1992. Fiscal 1993 and fiscal 1994 operating results were adversely affected by significant delays by the Company in finishing development and implementation of its LIS systems. The delays resulted in significant losses and severe liquidity problems. Cost cutting required by the cash flow situation resulted in additional software development and implementation delays. As a result, the Company recognized no material revenue in fiscal 1993 or fiscal 1994 and significant losses in both of those years. The Company received acceptance of LIS at one customer site in fiscal 1995; but the Company had lost sales momentum due to the earlier delays and now no longer devotes any dedicated resources to the marketing or selling of this product. The Company successfully installed four of its TimeNet systems in fiscal 1995; however, the Company's continuing lack of financial strength negatively affected the Company's ability to close new TimeNet business in fiscal 1995 and fiscal 1996. In January 1996, the Company decided to no longer devote any dedicated resources to the marketing or selling of TimeNet. The Company has also suspended further development of the product and is no longer providing service support on TimeNet systems that have been sold. During fiscal 1996, the Company wrote off TimeNet purchased software with a net book value of $45,000.

The Company's inability to close new business in fiscal 1995 and fiscal 1996 and the resulting lack of revenues caused the Company to recognize significant losses in fiscal 1995 and fiscal 1996. In order to reduce its losses, the Company has taken steps to reduce expenses and generate revenues by focusing its operations on providing contract programming and consulting services, and acting as an intermediary in providing such services. These actions have substantially reduced the Company's level of cash consumption in fiscal 1996 as compared to fiscal 1995. However, the Company did not generate sufficient cash flow in fiscal 1996 to support its operations.

RESULTS OF OPERATIONS

REVENUES

Revenues decreased $546,940 or 23.5% in fiscal 1996 as compared to fiscal 1995. The lower level of revenue in fiscal 1996 was due in part to management's decision that the Company's long-term prospects were best served by concentrating existing resources on providing contract computer programming and consulting services in the high technology temporary placement industry. The following is an analysis of the Company's revenues by category:

CONTRACT PROGRAMMING REVENUE. Contract programming revenue increased $1,103,860 or 625.62% in fiscal 1996 from fiscal 1995. This increase is due in part to the growth in the number of contract programmers placed at customer sites in fiscal 1996 compared to fiscal 1995 and to the length of time contract programmers were at customer sites during each of the fiscal years. At June 30, 1996, there were 25 programmers at 6 sites compared to 3 programmers who were at 3 sites for slightly over 1 month during fiscal 1995. The remaining increase is due to quadrupling the amount of custom programming and development services performed for an existing LIS customer in fiscal 1996 compared to fiscal 1995. The Company is focusing its efforts on expanding contract programming revenues in fiscal 1997.

SERVICE REVENUE. Service revenue (sales of annually renewable maintenance contracts for software support and hardware services and the sale of non-contract programming and software development services) decreased $685,949 or 59.9% in fiscal 1996 from fiscal 1995. This decrease was primarily the result of non-recurring revenue related to the fiscal 1995 interim working agreement with Cameron & Associates, Inc. for system integration and detailed design activities in connection with the development of health care information systems in Russia. Under this agreement, the Company recognized approximately $380,000 in fiscal 1995. Additionally, the Company recognized approximately $226,000 of revenue in fiscal 1995 for system enhancements for a current 3Net LIS customer. Such revenues were not received in fiscal 1996 because of the discontinuation of the Russian project and because additional system enhancement work for the LIS customer was not performed in fiscal 1996, but contract programming was performed for this customer in fiscal 1996. The Company believes that service revenues will decline in fiscal 1997.

SYSTEM SALES. System sales (sales of information systems including hardware, software, installation and training) accounted for 2.4% of total revenue for fiscal 1996 as compared with 43.3% for the previous fiscal year. System sales in fiscal 1996 decreased $964,851, or 95.8%, from system sales in fiscal 1995 due to recognition of the sale of four TimeNet systems and the sale of an additional 3Net LIS license to an existing customer in fiscal 1995. No such sales were made in fiscal 1996. The Company has discontinued marketing its TimeNet and RUMS products and its 3Net LIS systems and does not expect to derive revenues from these products in fiscal 1997.

COST OF REVENUES

CONTRACT PROGRAMMING REVENUE. Gross margins on contract programming revenues were $301,908 or 23.6% in fiscal 1996 compared to $57,396 or 32.5% in fiscal 1995. This increase in total margin dollars is due to the significant increase in custom programming and development services performed for an existing LIS customer in fiscal 1996 compared to fiscal 1995. The decrease in margin percentage in fiscal 1996 is due to a greater use in fiscal 1996 of higher paid, more technical employees compared to the employees performing the work in fiscal 1995.

SERVICE REVENUE. Gross margins on service revenue were 27.1% for fiscal 1996 versus 31.8% for fiscal 1995. The decreased margin on service revenue in fiscal 1996 is due primarily to incurring fixed salary costs during a period of lower revenues.

SYSTEM SALES. Gross margins on system sales were negative ($72,447) for fiscal 1996 and ($2,103,657) for fiscal 1995. System sales gross margins were negative for fiscal year 1996 due to the write down of the remaining net book value of purchased system software and the write down of hardware inventory, while system sales were insignificant. In fiscal 1995, the Company wrote off software development costs and purchased software costs totaling approximately $2,070,000 because the cost reduction strategies employed by the Company included reduction of sales and marketing staff and related activities.

EXPENSES

RESEARCH AND DEVELOPMENT. Research and Development ("R&D") expenses decreased $1,360,439 or 67.4% in fiscal 1996 as compared to fiscal 1995. As a percentage of revenue, R&D expenses were 36.9% in fiscal 1996 as compared with 86.7% in fiscal 1995. These decreases are primarily due to reductions in the Company's system development staff related to 3Net LIS systems and due to using a larger percentage of the remaining technical staff to generate contract and service revenues.

MARKETING.   Marketing expenses decreased $660,066  or  77.3%  compared  to fiscal 1995. This decrease resulted primarily from reductions in the Company's sales and marketing staff and related marketing activities.

GENERAL AND ADMINISTRATIVE ("G&A"). G&A expenses were $1,119,787 for fiscal 1996 as compared with $2,622,455 for fiscal 1995, a decrease of $1,502,668, or 57.3%. G&A expenses in fiscal 1995 included a charge of $345,000 related to the valuation of warrants to purchase common stock to be issued in connection with the strategic alliance entered into with EDS. Due to a reduction of personnel and moving to a less expensive facility, the Company reduced G&A personnel and facility costs by approximately $312,000 in fiscal 1996. The Company also incurred approximately $552,000 less in legal, accounting and filing fees in fiscal 1996 compared to fiscal 1995.

SETTLEMENT EXPENSES. Expenses incurred to settle various claims and disputes amounted to $78,125 for fiscal 1996 versus $133,287 for fiscal 1995. During fiscal 1996, the Company recorded $78,125 of expense for settlement of a lawsuit by a former employee which alleged sexual harassment and wrongful termination. During fiscal 1995, the Company recorded approximately $96,000 of expense for settlement of a customer dispute and approximately $200,000 of expense for settlement of a dispute with a distributor offset by the reversal of a reserve in the amount of approximately $170,000 covering these disputes.

INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109. As of June 30, 1996, the Company had a net operating loss carryforward for federal and state income tax purposes of approximately $23 million and $11 million, respectively. The federal net operating loss carryforward expires in the years 2005 through 2011 and the state net operating loss carryforward expires in 1997 through 2001. In connection with the Company's initial public offering, a change of ownership (as defined in Section 382 of the Internal Revenue Code of 1986, as amended), occurred. As a result, the Company's net operating loss carryforwards generated through August 10, 1992 are subject to an annual limitation of approximately $300,000.

In August and September 1993, a controlling interest of the Company's stock was purchased, resulting in a second annual limitation of approximately $398,000 on the Company's ability to utilize net operating loss carryforwards generated between August 11, 1992 and September 13, 1993. The Company expects that the aforementioned annual limitations will result in approximately $3.6 million of net operating loss carryovers which may not be utilized prior to the expiration of the carryover period.

NET LOSS

Net loss decreased to $1,847,812 for fiscal 1996 from $7,525,367 for fiscal
1995.   The Company expects to report losses during at least the first half of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has used a combination of equity and debt financing and internal cash flow to fund research and development, support operations, obtain capital equipment, and finance inventory and accounts receivable. The Company expects to continue to be a net user of cash for operations in the near future. In fiscal 1996 the Company used an average of $53,000 per month of cash for operating activities, as compared with an average of approximately $337,000 per month of cash for operating and investing activities in fiscal 1995. The Company expects that the average rate at which cash is used during fiscal 1997 will decrease as a direct result of the change in its emphasis to providing contract computer programming and consulting services.

The Company encountered serious financial difficulties in fiscal 1993 and incurred significant losses in fiscal years 1993 through 1996. As a result, beginning in July 1993 and extending through February 1995, the Company entered into a series of agreements with one or more groups of investors including James W. Cameron, Jr. Mr. Cameron and those investors have invested a total of approximately $9,640,000 in 3Net Common Stock, Preferred Stock and Warrants, and Mr. Cameron has guaranteed bank loans totaling $1,000,000 as of June 30, 1996. Mr. Cameron currently owns or controls 200,536,766 shares of Common Stock and holds approximately 79.34% of the total voting power of the Company's capital stock.

In February 1994, the Company entered into a revolving line of credit with Bank of America, NT&SA (the "Bank") in the amount of $2,000,000 with a maturity date of August 1, 1994. Since July 1994, the maturity date of the line of credit has been extended several times, and in March 1995 the Bank agreed to extend the maturity date of the line of credit but reduced the line of credit to $1,000,000. After several extensions, the maturity date of the line of credit is now January 1, 1997 and is fully utilized at $1,000,000 as of June 30, 1996. The Company's obligations under the line of credit have been guaranteed by James W. Cameron, Jr. (The "Continuing Guaranty"). Interest under the line of credit is payable monthly at a rate of 1% in excess of the Bank's Reference Rate. At June 30, 1996, the Company was in default under the terms of the line of credit because additional debt was incurred during fiscal year 1996. There can be no assurance that the Company will be able to pay off this debt or negotiate an extension of the due date. The line of credit is secured by substantially all assets of the Company.

As consideration for the execution of the Continuing Guaranty, the Company entered into a Reimbursement Agreement with Mr. Cameron pursuant to which a designee of Mr. Cameron received a warrant to purchase 100,000 shares of the Company's Common Stock at an exercise price of $1.50 per share. Additionally, pursuant to the Reimbursement Agreement, in the event that Mr. Cameron is required to repay the Bank any moneys under the Continuing Guaranty, the Company is required to repay Mr. Cameron the amount of each payment by either i) paying an equal cash amount or ii) issuing to Mr. Cameron a non-convertible note (the "Straight Note") in the principal amount of such payment by Mr. Cameron, bearing interest at an interest rate equal to the interest rate of the line of credit on the date of such payment and subject to adjustment when and to the extent that the interest rate prevailing under the line of credit may change. Furthermore, under the terms of the Reimbursement Agreement, upon written demand by Mr. Cameron, the Straight Note will be replaced by a convertible note (the "Convertible Note") in a principal amount equal to the Straight Note and bearing interest at the same rate. The conversion price of the Convertible Note is equal to the Applicable Percentage, as defined in the Reimbursement Agreement, of the average trading price of the Company's Common Stock over the period of ten trading days ending on the trading day next preceding the date of issuance of such Convertible Note. As a result of the maturity date of the line of credit being extended by the Bank each six months since signing of the Reimbursement Agreement, at June 30, 1996, the Applicable Percentage is 20% and cannot be reduced below this percentage by terms of the agreement.

In January and February 1994, the Company received $720,000 from Mr. Cameron and signed a note payable to him. The note payable, including unpaid interest, was converted into Series E Preferred Stock in connection with the Series E equity financing in November 1994, described below. In June 1994, the Company sold 204,167 shares of Series D Preferred Stock for approximately $1,225,000 to certain investors, including James W. Cameron, Jr.

From September through November 1994, and prior to the consummation of the Series E equity financing, the Company received $1,450,000 in advances from Mr. Cameron which were subsequently converted into Series E Preferred Stock in November 1994, described below.

In November 1994, the Company received $301,250 in a private sale of a combination of Common Stock and warrants to purchase Common Stock. This transaction consisted of the purchase of 335,000 shares of the Company's Common Stock at $0.75 per share and the purchase of 50,000 units at $1.00 per unit, each unit consisting of one share of Common Stock and a warrant to purchase one share of Common Stock at an exercise price of $1.50 per share.

Also in 1994, the Company entered into a series of agreements for the purchase of Series E Convertible Preferred Stock with two existing stockholders. The transaction included a debt to equity conversion of $2,232,856 and an additional aggregate cash investment of $1,215,004 in exchange for the issuance of 287,322 shares of Series E Preferred Stock.

In February 1995, the Company received commitments from several investors, including a foundation controlled by James W. Cameron, Jr., to invest $1,475,000 in a private sale of 1,475,000 units at $1.00 per unit, each unit consisting of one share of Common Stock and a warrant to purchase one share of Common Stock at an exercise price of $1.50 per share or $0.75 per share below the last trading price on the date of the notice of exercise, whichever is lower. The Company received $1,475,000 prior to June 30, 1995 and issued 1,475,000 shares pursuant to these agreements

On December 1, 1995, the holders of all the outstanding shares of the Company's Series E Preferred Stock tendered those shares for conversion into 223,359,332 shares of the Company's Common Stock pursuant to the terms of the Series E Preferred Stock Purchase Agreement. As of the conversion date, 200,000,000 common shares were authorized; therefore, 52,186,768 shares were recorded as Common Stock to be issued until such time as the number of authorized shares can be increased.

In fiscal 1996, the Company again suffered significant losses from operations. As of June 30, 1996, the Company had a net working capital deficit of $3,406,254 and an accumulated deficit of $33,207,669. The Company was unable to generate adequate cash flow from operations to meet its cash flow requirements and, as a result, the Company met its cash flow requirements primarily through short term financing from 2 stockholders. During fiscal 1995, the Company met its cash flow requirements primarily through the sale of equity securities and debt financing. During fiscal 1996, the Company generated approximately $646,000 from financing activities, generated approximately $5,000 on investing activities and consumed approximately $638,000 on operating activities. During fiscal 1995, the Company generated approximately $3.7 million from financing activities, consumed approximately $15,000 on investing activities and consumed approximately $4.0 million on operating activities.

The report of the independent auditors on the Company's June 30, 1996 financial statements includes an explanatory paragraph regarding the
Company's  potential  inability  to  continue  as  a  going  concern.   The
financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. Based on the recent steps the Company has taken to reduce its expenses and refocus its operations, the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern and that this plan will enable the Company to continue as a going concern through the end of fiscal year 1997. However, considering, among other things, the Company's historical operating losses, its lack of experience in the contract computer programming industry, and anticipated negative cash flow from operations, there can be no assurance that this plan will be successfully implemented. The Company does not expect to generate sufficient cash flow from operations to sustain its operations until sometime after the first half of fiscal 1997. The Company contemplates needing to raise additional financing during fiscal 1997. There can be no assurance, however, that any of such proceeds will be obtained, or that if obtained, adequate capital will be raised and, in either event, the Company may experience significant cash flow problems which could cause the Company to materially reduce the level of its operating activities or be forced into seeking protection under federal bankruptcy laws.

Subsequent to June 30, 1996, two stockholders advanced $173,000 to the Company. The Company executed unsecured notes payables for these amounts that include, among other requirements, an interest rate of 10.25% per annum and a maturity date of December 31, 1996.

EQUITY FOR DEBT AGREEMENTS

In June 1995, the Company negotiated an equity for debt swap agreement with a service provider whereby the service provider agreed to accept a warrant to purchase, at $0.10 per share, the number of shares of the Common Stock of the Company equal to 1.85% of the number of issued and outstanding shares of Common Stock plus the number of shares of Common Stock issuable pursuant to outstanding options, warrants, conversion provisions and other rights to purchase Common Stock as full payment of approximately $522,000 in total debt.

EFFECTS OF INFLATION

Management does not expect inflation to have a material effect on the Company's operating expenses.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company, including the notes thereto and report of the independent auditors thereon, are attached hereto as exhibits following page number 31.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS,
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this item is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 21, 1996 under the Captions "Election of Directors", "Further Information concerning the Board of Directors" and "Section 16(a) Information." The Proxy Statement will be filed within 120 days of the Company's fiscal year end.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 21, 1996 under the caption "Executive Compensation." The Proxy Statement will be filed within 120 days of the Company's fiscal year end.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 21, 1996 under the caption "Principal Stockholders." The Proxy Statement will be filed within 120 days of the Company's fiscal year end.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Information required by this item is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 21, 1996 under the caption "Certain Relationships and Related Transactions." The Proxy Statement will be filed within 120 days of the Company's fiscal year end.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER DESCRIPTION OF DOCUMENT

3.1 Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to Registration Statement on Form S-18, Reg. No. 33-48666).

3.2 Amendment to Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994).

3.3 Amendment to Amended and Restated Certificate of Incorporation of Registrant, dated November 27, 1995.

3.4   Amended and Restated Certificate of Incorporation of Registrant

4.1   Amended  and   Restated  Certificate  of  Incorporation  of  Registrant,
      including Certificates of Designation with respect to Series A, Series B, Series C, Series D, and Series E Preferred Stock, including any amendments thereto (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3, Reg. No. 33-86962).

10.1 Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-18, Reg. No. 33-48666).

10.2  Sublease, dated July 29, 1992, between the Registrant  and  Progressive
      Casualty   Insurance  Company  (redacted  portions  of  Exhibit  10.30 are unavailable  to the Company) (incorporated by reference to Exhibit
      10.30 to Registration Statement on Form SB-2, Reg. No. 33-56074).

10.3 Amended and Restated Purchase Agreement, dated July 16, 1993, between the Registrant and James W. Cameron, Jr. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 19, 1993).

10.4  Form  of  Registration  Rights Agreement (incorporated by reference  to
      Exhibit 10.2 to Form 8-K filed on August 19, 1993).

10.5 First Amendment to Amended and Restated Purchase Agreement, dated September 15, 1993, between the Registrant and James W. Cameron, Jr. (incorporated by reference to Exhibit 10.3 to Form 8-K filed on October 8, 1993).

10.6 Form of Reimbursement Agreement, dated February 28, 1994, between the Registrant and James W. Cameron, Jr. (incorporated by reference to
      Exhibit 10.29 to Form 10-KSB for the fiscal year ended June 30, 1994).

10.7 Form of First Amendment entered into as of February 28, 1994, to Registration Rights Agreement dated as of September 15, 1993 (incorporated by reference to Exhibit 10.30 to Form 10-KSB for the fiscal year ended June 30, 1994).

10.8  Form  of  Stock   Purchase   Warrant  issued  in  connection  with  the
      Confidential Private Placement Memorandum of the Registrant, dated February 13, 1992 (Class A Warrant) (incorporated by reference to
      Exhibit 10.31 to Form 10-KSB for the fiscal year ended June 30, 1994).

10.9 Form of Stock Purchase Warrant issued April 22, 1993 (Class B Warrant) (incorporated by reference to Exhibit 10.32 to Form 10-KSB for the fiscal year ended June 30, 1994).

10.10* Stock  Purchase Warrant issued to William T. Manak on April  6,  1994 for the purchase  of  200,000  shares  of  the  Registrant's  Common
      Stock (incorporated by reference to Exhibit 10.33 to Form 10-KSB for the fiscal year ended June 30, 1994).

10.11* Stock Purchase Warrant issued to William T. Manak on April 6, 1994 for the purchase of 572,856 shares of the Registrant's Common
      Stock (incorporated by reference to Exhibit 10.34 to Form 10-KSB for the fiscal year ended June 30, 1994).

10.12 Stock Purchase Warrant issued to Dennis L. Montgomery on April 6, 1994 for the purchase of 125,000 shares of the Registrant's Common
      Stock (incorporated by reference to Exhibit 10.35 to Form 10-KSB for the fiscal year ended June 30, 1994).

10.13 Stock Purchase Warrant issued to Dennis L. Montgomery on April 6, 1994 for the purchase of 580,000 shares of the Registrant's Common
      Stock (incorporated by reference to Exhibit 10.36 to Form 10-KSB for the fiscal year ended June 30, 1994).

10.14 Form of Amended Stock Purchase Warrant issued to certain Class A, Class B, Class C and Class D Warrant Holders (incorporated by reference to Exhibit 10.37 to Form 10-KSB for the fiscal year ended June 30, 1994).

10.15 Form of Stock Purchase Warrant, dated June 30, 1994, issued to stockholders of record on September 7, 1993 (incorporated by reference to Exhibit 10.38 to Form 10-KSB for the fiscal year ended June 30, 1994).

10.16 Form of Stock Purchase Warrant to Max Negri as designee for James W. Cameron, Jr. (incorporated by reference to Exhibit 10.40 to Form 10-KSB for the fiscal year ended June 30, 1994).

10.17* Settlement Agreement, dated April 6, 1994, between the Registrant and
      William T. Manak and Dennis L. Montgomery (incorporated by reference to Exhibit 28 to Form 8-K filed on April 6, 1994).

10.18 Amended and Restated Employee Savings Plan, dated July 1, 1993 (incorporated by reference to Exhibit 10.45 to Form 10-KSB for the fiscal year ended June 30, 1994).

10.19* Special Stock Option Plan (incorporated by reference to Exhibit 10.46 to Form 10-KSB for the fiscal year ended June 30, 1994).

10.20* 1993 Stock Option/Stock  Issuance  Plan (incorporated by reference to
      Exhibit 10.47 to Form 10-KSB for the fiscal year ended June 30, 1994).

10.21* Form of Non-Employee Director Automatic Stock Option Agreement under the 1993 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 10.48 to Form 10-KSB for the fiscal year ended June 30, 1994).

10.22 Form of Stock Purchase Agreement under the 1993 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 10.49 to Form 10-KSB for the fiscal year ended June 30, 1994).

10.23* Stock Option Agreement, dated August 11, 1993, between the Registrant and Russell J. Harrison (incorporated by reference to Exhibit 10.51 to Form 10-KSB for the fiscal year ended June 30, 1994).

10.24 Business Loan Agreement, dated as of February 28, 1994, between the Registrant and Bank of America National Trust and Savings Association (incorporated by reference to Exhibit 10.45 to Amendment No. 4 to Registration Statement on Form SB-2, Reg. No. 33-72566).

10.25 Amendment No. 1, dated July 26, 1994, to Business Loan Agreement, dated as of February 28, 1994, between the Registrant and Bank of America National Trust and Savings Association. (incorporated by reference to Exhibit 10.55 to Form 10-KSB for the fiscal year ended June 30, 1994).

10.26 Distributor and Co-Development Agreement, dated April 1, 1994, between the Registrant and Centre de Traitment I.T.I. Omnitech, Inc. (incorporated by reference to Exhibit 10.56 to Form 10-KSB for the fiscal year ended June 30, 1994).

10.27* Debt/Equity Agreement, entered into as of October 19, 1994, between the Company and Mr. James W. Cameron, Jr. (incorporated by reference to Exhibit 10.57 to Form 8-K filed on October 20, 1994).

10.28* Debt/Equity Agreement, entered into as of November 18, 1994, between the Company and Mr. James W. Cameron, Jr. (incorporated by reference to Exhibit 10.58 to Form 8-K filed on December 20, 1994).

10.29 Equity Agreement, entered into as of November 16, 1994, between the Company and Dr. Max Negri (incorporated by reference to Exhibit 10.59 to Form 8-K filed on December 20, 1994).

10.30 Subscription Agreement, entered into as of November 11, 1994, between the Company and R.L. Wiggins, Trustee (incorporated by reference to Exhibit 10.60 to Form 8-K filed on December 20, 1994).

10.31 Subscription Agreement, entered into as of November 11, 1994, between the Company and Porter Partners, L. P. (incorporated by reference to Exhibit 10.61 to Form 8-K filed on December 20, 1994).

10.32 Consent by Holders of 3Net Systems, Inc. Preferred Stock, Series D (incorporated by reference to Exhibit 10.62 to Form 8-K filed on December 20, 1994).

10.33 Software License Agreement dated February 13, 1995 between the Registrant and John E. Forge (incorporated by reference to Exhibit 10.64 to Form 8-K filed on February 21, 1995).

10.34 Subscription Agreement, entered into as of February 13, 1995, between the Company and certain investors (incorporated by reference to Exhibit 10.63 to Form 8-K filed on February 21, 1995).

10.35 Amendments to the Distributor and Co-Development agreement dated January 27, 1995 and March 22, 1995 between the Registrant and Centre de Traitment I.T.I. Omnitech, Inc. (incorporated by reference to Exhibit
      10.66 to Form 10QSB for the quarter ended March 31, 1995).

10.36 Amendment No. 2 to Business Loan Agreement dated January 31, 1995 between the Registrant and Bank of America National Trust and Savings Association. (incorporated by reference to Exhibit 10.67 to Form 10QSB for the quarter ended March 31, 1995).

10.37 Amendment No. 3 to Business Loan Agreement dated March 30, 1995 between the Registrant and Bank of America National Trust and Savings Association. (incorporated by reference to Exhibit 10.68 to Form 10QSB for the quarter ended March 31, 1995).

10.38 Personal Service Agreement dated May 1, 1995 between the Registrant and Electronic Data Systems Corporation (incorporated by reference to Exhibit 10.69 to Form 10-KSB for the fiscal year ended June 30, 1995).

10.39 Settlement Agreement dated July 26, 1995 between the Registrant and Penne M. Page (incorporated by reference to Exhibit 10.70 to Form 10QSB for the quarter ended September 30, 1995).

10.40 Amendment No. 4 to Business Loan Agreement dated October 18, 1995 between the Registrant and Bank of America National Trust and Savings Association (incorporated by reference to Exhibit 10.71 to Form 10QSB for the quarter ended December 31, 1995).

10.41 Amendment No. 5 to Business Loan Agreement dated December 13, 1995 between the Registrant and Bank of America National Trust and Savings Association (incorporated by reference to Exhibit 10.72 to Form 10QSB for the quarter ended December 31, 1995).

10.42 Contractor Agreement, dated June 3, 1996, between the Registrant and The Systems Group, Inc.

10.43 Amendment No. 6 to Business Loan Agreement dated June 12, 1996 between the Registrant and Bank of America National Trust and Savings Association.

10.44 Note Payable between the Registrant and the Cameron Foundation dated June 30, 1996.

10.45 Note Payable between the Registrant and the Negri Foundation dated June 30, 1996.

10.46 Lease, dated November 6, 1995, between the Registrant and James W. Cameron, Jr.

10.47 Agreement with Technical Directions, Inc.

23.1  Consent of Independent Auditors


* Indicates a management contract or compensatory plan or arrangement as required by Item 13(a).

REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:  3Net Systems, Inc., a Delaware Corporation


By GEORGE R. VAN DERVEN
George R. Van Derven,
President and Chief Executive Officer

Date:September 30, 1996

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE               TITLE                               DATE



GEORGE R. VAN DERVEN President and Chief Executive Officer September 30, 1996 George R. Van Derven (Principal Executive Officer)




EDWARD L. LAMMERDING Director and Chairman of the Board September 30, 1996 Edward L. Lammerding and Chief Financial Officer
                        (Principal Financial Officer)



GERALD W. FAUST Director                                 September 30, 1996
Gerald W. Faust




THOMAS W. O'NEIL, JR.          Director                   September 30, 1996
Thomas W. O'Neil, Jr.

                 INDEX TO FINANCIAL STATEMENTS

                      3Net Systems, Inc.





PAGE

Report of Independent Auditors                                       F-1
Balance Sheet at June 30, 1996                                       F-2
Statements of Operations for the Years Ended June 30, 1996 and 1995 F-3 Statements of Stockholders' Deficit for the Years Ended June 30,
1996 and 1995                                                        F-4
Statements of Cash Flows for the Years Ended June 30, 1996 and 1995  F-5
Notes to Financial Statements                                        F-7

                Report of Independent Auditors



The Board of Directors and Stockholders
3Net Systems, Inc.

We have audited the accompanying balance sheet of 3Net Systems, Inc. as of June 30, 1996, and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 3Net Systems, Inc. at June 30, 1996, and the results of its operations and its cash flows for the years ended June 30, 1996 and 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that 3Net Systems, Inc. will continue as a going concern. As more fully described in
Note 1, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                              ERNST & YOUNG LLP

Sacramento, California
September 13, 1996

                      3Net Systems, Inc.

                         Balance Sheet

                         June 30, 1996

ASSETS
Current assets:
Cash                                                  $     52,106
Accounts receivable, net of allowance for
  doubtful accounts of $7,449                              110,506
Prepaid expenses                                            16,565
Deposits                                                    36,431
     Total current assets                                  215,608

Property and equipment:
Purchased software                                         233,873
Equipment                                                  966,734
Furniture and fixtures                                     148,446

                                                         1,349,053
Accumulated depreciation and amortization               (1,202,451)
Property and equipment, net                                146,602

Other assets                                                 4,137
                                                     $     366,347
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Line of credit                                          $1,000,000
Notes payable to stockholders                              738,752
Accounts payable to stockholder                            308,650
Accounts payable                                           621,602
Accrued payroll and related expenses                       143,647
Deferred revenue                                           180,254
Accrued customer obligations                               242,848
Accrued preferred stock dividends                          245,000
Other current liabilities                                   62,499
Other notes payable                                         68,451
Obligations under capital leases                            10,159
    Total current liabilities                            3,621,862

Commitments and contingencies
Stockholders' deficit:
  Preferred stock, $6.00 par value -- 1,200,000 shares
     authorized, 204,167 shares designated Series D
     issued and outstanding; liquidation preference
     value of $1,470,002                                 1,225,002
  Common stock, $0.01 par value -- 200,000,000 shares
     authorized, 200,000,000 shares issued and
     outstanding                                         2,000,000
  Common stock to be issued                                680,101
  Additional paid-in capital                            26,047,081
  Accumulated deficit                                  (33,207,699)
     Total stockholders' deficit                        (3,255,515)
                                                          $366,347
SEE ACCOMPANYING NOTES.

                      3Net Systems, Inc.

                   Statements of Operations

                                             YEAR ENDED JUNE 30,
                                          1996                   1995
Revenues:
Contract programming revenue       $ 1,280,303                176,443
Service revenue                        458,633              1,144,582
System sales                            42,290              1,007,141
Total revenues                       1,781,226              2,328,166

Costs and expenses:                    978,395                119,047
 Cost of revenues
   Contract programming revenue        978,395                119,047
   Service revenue                     334,512                780,328
   System sales                        114,737              3,110,798
 Research and development              657,437              2,017,876
 Marketing                             193,329                853,395
 General and administrative          1,119,787              2,622,455
 Settlement expenses                    78,125                133,287
Total costs and expenses             3,476,322              9,637,186

Loss from operations                (1,695,096)            (7,309,020)

Other income (expense):
 Interest income                         7,054                  2,652
 Interest expense                     (162,626)              (218,970)
 Other, net                              2,856                    (29)

                                      (152,716)              (216,347)

Net loss                           $(1,847,812)           $(7,525,367)

Preferred stock dividends in arrears  (122,500)              (122,500)

Net loss applicable to common
   stockholders                    $(1,970,312)           $(7,647,867)

Net loss per share                      $(0.01)               $ (0.30)

Shares used in per share
    calculations                   161,240,556             25,198,749


SEE ACCOMPANYING NOTES.

                              3Net Systems, Inc.
                      Statements of Stockholders' Deficit
                      Years ended June 30, 1996 and 1995

                             PREFERRED STOCK            COMMON STOCK         COMMON STOCK   ADDITIONAL    Accumulated  Total
                            SHARES       Amount       SHARES      Amount     TO  BE ISSUED  PAID IN       Deficit      Stockholders'
                                                                                            CAPITAL                    Deficit

Balance, June 30, 1994      204,167    $1,225,002   $23,180,642  $231,806   $1,875,000     $19,669,731   (23,834,520)   (832,981)

Sale of preferred stock
 and conversion of debt to
 equity                     287,322     1,723,930       -           -            -           1,723,930       -         3,447,860
Sale of common stock and
 common stock warrants                                1,860,000    18,600        -           1,757,650       -         1,776,250
Options and warrants
 exercised                    -           -              76,152       761        -              98,316       -            99,077
Issuance of common stock
 for services rendered and
 software purchased           -           -           1,200,000    12,000   (1,875,000)      1,863,000       -            -
Issuance of common stock
 and common stock warrants
 for software purchased       -           -             100,000     1,000       -              499,000       -           500,000
Issuance of warrants and
 cancellation of common
 stock previously issued to
 service provider in
 settlement disputes          -           -             (57,142)     (571)       -             521,510       -           520,939
Common stock warrants issued
 at below fair market value   -           -               -             -        -             345,000       -           345,000
Sale of common stock warrants -           -               -             -        -               2,154       -             2,154
Common stock issued/issuable
 to a service provider and a
 customer in settlement of
 disputes                     -           -             200,000     2,000      225,000         198,000       -           425,000
Preferred stock dividends     -           -               -             -        -            (122,500)      -          (122,500)
Net loss                      -           -               -             -        -                -      (7,525,367)  (7,525,367)
Balance, June 30, 1995     491,489    2,948,932      26,559,652   265,596      225,000      26,555,791  (31,359,887)  (1,364,568)

Conversion of preferred
 stock into common stock  (287,322)  (1,723,930)    171,172,564  1,711,726      521,867        (509,663)      -              -
Warrants and options
 exercised                    -           -           1,625,045     16,251       -              (15,011)      -            1,240
Issuance of common stock
 in settlement of disputes
 and claims                   -           -             642,739      6,427      (66,766)        138,464       -           78,125
Preferred stock dividends     -           -               -             -        -             (122,500)      -         (122,500)
Net loss                      -           -               -             -        -                -       1,847,812)  (1,847,812)
Balance, June 30, 1996     204,167   $1,225,002    $200,000,000  2,000,000      680,101      26,047,081  33,207,699)  (3,255,515)


SEE ACCOMPANYING NOTES.

                        3Net Systems, Inc.

                     Statements of Cash Flows
                   Increase (decrease) in Cash


                                                  YEAR ENDED JUNE 30,
                                                 1996               1995
Cash flows from operating activities:
Net loss                                 $ (1,847,812)      $ (7,525,367)
Adjustments to reconcile net loss to
 net cash used in operating activities:
   Depreciation and amortization              300,986          1,031,297
   Write off of assets                         79,680          2,070,837
Common stock issued/issuable in
 settlement of disputes                        78,125            425,000
Common stock options and warrants
 issued at below fair market value                  -            345,000
Changes in operating assets and liabilities:
   Accounts receivable                        231,448            112,552
   Inventory                                   28,518            167,761
   Other current assets                       114,545            (55,294)
   Accounts payable to stockholder            308,650                  -
   Accounts payable                           201,349            113,433
   Accrued payroll and relted expenses        (26,807)          (188,529)
   Accrued customer obligations                     -           (184,999)
   Deferred revenue                             5,379            (90,110)
   Other current liabilities                 (112,024)          (251,955)
Net cash used in operating activities        (637,963)        (4,030,374)

Cash flows from investing activities:
   Purchases of property and equipment        (22,367)           (33,233)
   Decrease in other assets                    27,216             18,001
Net cash provided (used) in investing
  activities                                    4,849            (15,232)

                        3Net Systems, Inc.

                     Statements of Cash Flows
                   Increase (decrease) in Cash
                           (continued)


                                                   YEAR ENDED JUNE 30,
                                                  1996              1995

Cash flows from financing activities:
  Proceeds from sale of stock                   $    -       $ 2,993,406
  Proceeds from exercise of common stock
   warrants and options                          1,240            99,077
  Proceeds from lines of credit                      -           950,000
  Payments on lines of credit                                 (1,650,000)
  Proceeds from notes payable to stockholders  738,752         1,450,000
  Proceeds from other notes payable             33,806
  Payments on other notes payable              (81,022)          (81,643)
  Payments on capital lease obligations        (46,469)          (45,762)
Net cash provided by financing activities      646,307         3,715,078

Net increase (decrease) in cash                 13,193          (330,528)
Cash at beginning of period                     38,913           369,441
Cash at end of period                          $52,106          $ 38,913

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest      $106,462         $ 184,924

SEE ACCOMPANYING NOTES.

                         3Net Systems, Inc.

                    Notes to Financial Statements

                            June 30, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

3Net Systems, Inc. ("3Net" or the "Company") provides contract computer programming and consulting services and acts as an intermediary in providing such services. During fiscal years 1995 and 1996, the Company developed and implemented a program where 3Net recruits qualified personnel from the former Soviet Union, obtains necessary visas, and places them for assignment in the United States. 3Net has now chosen to emphasize this program because of the perceived opportunity in the high technology temporary placement industry and to de-emphasize the laboratory software and service business upon which it was originally founded in 1989.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred operating losses since inception which have resulted in an accumulated deficit of $33,207,699 at June 30, 1996. In addition, at June 30, 1996 the Company has a working capital deficit of $3,406,254 and a stockholders' deficit of $3,255,515. In fiscal 1993 and fiscal 1994, the Company experienced delays in completion of its products which resulted in an inability to timely install ordered systems and an inability to close new orders. In fiscal 1995, the Company succeeded in receiving acceptance of its products by some of its customers; however, sales momentum had been lost because of the extended delays. During fiscal 1995, the Company wrote off software development costs and purchased software costs totaling $2,070,837 because the cost reduction strategies employed by the Company included reduction of sales and marketing staff and related activities. In fiscal 1996, the Company wrote off $45,000, which was the remaining net book value of purchased software. In fiscal 1996, the closing of new orders continued to be impacted by this lack of momentum and by the Company's financial status. In order to reduce its losses, the Company has taken steps to decrease expenses and generate revenues by providing contract programming and consulting services and by acting as an intermediary in providing such services.

The Company's operating growth strategy includes the expansion of its marketing efforts through strategic alliances and the development of new customers with the expenditure of a minimum of resources. During fiscal 1996, the Company reduced its staff by 50 percent and lowered operating expenses by 64 %; however, such cost saving moves will not be sufficient to allow the Company to timely meet all of its obligations while attempting to grow revenue to a level necessary to generate cash from operations; therefore, the Company is pursuing additional funds through private equity financings or additional debt financings. Although there can be no assurances that additional financing can be obtained or that if obtained, it will be sufficient to prevent the Company from having to further materially reduce its level of operations, management of the Company believes that sufficient financing will be available until operations can be funded through providing contract programming and consulting services. Ultimately, the Company will need to achieve a profitable level of operations to fund growth and to meet its obligations when they become due. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated or amortized on a straight-line basis over the estimated useful lives of the assets or the lease term, whichever is shorter. The estimated useful lives range from three to five years.

SOFTWARE DEVELOPMENT COSTS

Software development costs incurred subsequent to the determination of the software product's technological feasibility, and prior to the product's general release to customers, were capitalized in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" until fiscal 1995. In fiscal 1995 because of the Company's inability to market products, it expensed to cost of system sales all remaining capitalized software development costs of $914,315 in addition to the amortization expense charged to operations during fiscal 1995 of $496,542.

REVENUE RECOGNITION

Contract programming revenue represents work performed for customers, primarily on a time and materials basis, and is recorded when the related services are rendered. Service revenues are derived from support and maintenance contracts which are deferred when billed and recognized ratably over the contract term which is generally one year. Revenues from system sales without significant Company obligations beyond delivery are recognized upon delivery of the products net of revenues attributable to insignificant customer obligations and net of any deferrals for estimated future returns under contractual product return privileges. System sales revenues pursuant to agreements which include significant Company obligations beyond delivery and normal installation services are deferred, net of related hardware costs, until the Company's remaining obligations are insignificant.

INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, the liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

CONCENTRATION OF CREDIT RISK

The Company's accounts receivable are primarily with companies in the health care industry. The Company performs periodic credit evaluations of its customers and generally does not require collateral. The Company believes that adequate provision for uncollectable accounts receivable has been made in the accompanying financial statements. The Company maintains substantially all of its cash at one financial institution.

NET LOSS PER SHARE

The Company's net loss per share has been computed by dividing net loss after deducting Preferred Stock dividends ($122,500 in each of the fiscal years 1996 and 1995) by the weighted average number of shares of Common Stock outstanding during the periods presented, including Common Stock to be issued. Common Stock issuable upon conversion of Preferred Stock (including Preferred Stock options), Common Stock options and Common Stock warrants have been excluded from the net loss per share calculations since their inclusion would be anti-dilutive. As described in Note 8, certain of the Company's Preferred Stock was converted into Common Stock during the year ended June 30, 1996. Net loss per share would not have differed for the year ended June 30, 1996 had these conversions occurred on the date of issuance of the Preferred Stock.

SIGNIFICANT CUSTOMERS AND EXPORT SALES

During the year ended June 30, 1996, two customers individually accounted for more than 10% of total revenues with 41% and 36%, respectively. During the year ended June 30, 1995, three customers individually accounted for more than 10% of total revenues with 27%, 17% and 14%, respectively. In addition, the 17% customer in the year ended June 30, 1995, is a related party and the related project was discontinued during fiscal 1995. Total export sales during the year ended June 30, 1995, all of which were sales to Canadian customers, comprised approximately 5%. There were no export sales during fiscal 1996.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made to amounts reported as of and for the year ended June 30, 1995 to conform with the June 30, 1996 presentation.

2. INVESTOR GROUP TRANSACTIONS

In fiscal 1994, the Company entered into a series of agreements with James W. Cameron, Jr. pursuant to which Mr. Cameron and a group of investors
(collectively referred to herein as the "Investor Group") purchased 418,332 shares of Series B Preferred Stock for $2,509,992, 50,000 shares of Series C Preferred Stock for $625,000, and 6,000,000 shares of Common Stock for $60,000. The Series B and Series C Preferred Stock purchased by the investor group was converted into 12,539,968 shares of Common Stock in March and June, 1994.

As a condition of the agreements between the Company and the Investor Group, the Company granted to its former Chief Executive Officer and director, stock options for 4,000,000 shares of Common Stock exercisable at $0.01 per share. The options are fully vested as of June 30, 1996 and expire on August 10, 2003. Compensation expense of $4,080,000 related to this stock option was recorded in fiscal 1994. Also in conjunction with the agreements, the Company granted options to purchase a total of 1,400,000 shares of Common Stock at $0.50 per share to two new officers. Compensation expense of $1,400,000 related to these stock options was recorded in fiscal 1994. 700,000 of these options are fully vested as of June 30, 1996 and expire on October 6, 2003; the other 700,000 options were canceled in May 1995 after the departure of one of the officers.

In January and February 1994, Mr. Cameron advanced $720,000 in bridge financing to the Company in exchange for a note. This note, along with accrued interest, was converted into Series E Preferred Stock in November 1994. From September through

November 1994, and prior to the consummation of the Series E Preferred Stock financing, the Company received $1,450,000 in advances from Mr. Cameron which were subsequently converted into Series E Preferred Stock in November 1994 (Note 8).

Additionally, Mr. Cameron is the guarantor of the line of credit with a bank (the "Continuing Guaranty") (Note 4). As consideration for the execution of the Continuing Guaranty, the Company entered into a Reimbursement Agreement with Mr. Cameron pursuant to which a designee of Mr. Cameron received a warrant to purchase 100,000 shares of the Company's Common Stock at an exercise price of $1.50 per share (Note 8).

Additionally, pursuant to the Reimbursement Agreement, in the event that Mr. Cameron is required to pay the bank any monies under the Continuing Guaranty, the Company is required to repay Mr. Cameron the amount of each payment by either 1) paying an equal cash amount or 2) issuing to Mr. Cameron a non-convertible note (the "Straight Note") in the principal amount of such payment by Mr. Cameron, bearing interest at an interest rate equal to the interest rate of the line of credit on the date of such payment and subject to adjustment when and to the extent that the interest rate prevailing under the line of credit may change.

Furthermore, under the terms of the Reimbursement Agreement, upon written demand by Mr. Cameron, the Straight Note will be replaced by a convertible note (the "Convertible Note") in a principal amount equal to the Straight Note and bearing interest at the same rate. The conversion price of the Convertible
Note is equal to the Applicable Percentage, as defined in the Reimbursement Agreement, of the average trading price of the Company's common stock over the period of ten trading days ending on the trading day next preceding the date of issuance of such Convertible Note. As a result of the maturity date of the line of credit being extended by the Bank each six months since signing of the Reimbursement Agreement, the Applicable Percentage at June 30, 1996, is 20% and cannot be reduced below this percentage by terms of the agreement.

3. PURCHASED INTANGIBLES

In December 1993, the Company entered into an agreement to purchase an exclusive license to proprietary software development methodology and for the use, development and resale, into the healthcare market, of a proprietary universal scheduling software package from TransMillenial Resources Corporation in exchange for 1,000,000 shares of the Company's Common Stock with an estimated fair market value of $1,550,000. The shares were issued by the Company in July 1994.

In February 1995, the Company entered into an agreement to purchase rights to use and resell, into any market, the proprietary universal scheduling software acquired in fiscal 1994 for the healthcare market. The Company issued 100,000 shares of its Common Stock and a warrant to purchase 400,000 shares of its Common Stock at $0.001 per share with a total fair market value of $500,000 as the consideration for these rights.

At June 30, 1995, the Company expensed the remaining asset value of $1,156,522 to costs of system sales because the cost reduction strategies employed by the Company include reduction of sales and marketing staff and activities. The Company is no longer actively marketing the software.

4. FINANCING ARRANGEMENTS

The Company has a $1,000,000 revolving line of credit with a bank, due in monthly installments of interest only at the bank's reference rate plus 1.0% (9.25% at June 30, 1996), with a maturity date of January 1, 1997. The outstanding balance on the line of credit as of June 30, 1996 was $1,000,000. The line of credit is secured by substantially all of the assets of the Company and is guaranteed by James W. Cameron, Jr. (Note 2). At June 30, 1996, the Company was in default under the terms of the line of credit because additional debt was incurred during fiscal year 1996.

During fiscal 1996, the Company borrowed $738,752 from two existing stockholders pursuant to three unsecured promissory notes. All three notes mature on December 31, 1996 and bear interest at 10.25%. Beginning in October 1996, the Company is required to make monthly interest payments on the notes totaling $12,724.

5. EQUITY FOR DEBT AGREEMENT

In June 1995, the Company negotiated an equity for debt swap agreement with a service provider whereby the service provider agreed to accept a warrant to purchase, at $0.10 per share, the number of shares of the Common Stock of the Company equal to 1.85% of the number of issued and outstanding shares of Common Stock plus the number of shares of Common Stock issuable pursuant to outstanding options, warrants, conversion provisions and other rights to purchase Common Stock, as of the date of exercise (Note 8). The amount of debt converted into equity as a result of this transaction was $521,510.

6. INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of June 30, 1996 are as follows:

Deferred tax assets:

Net operating loss carryforwards                         $8,515,000
Research credits                                            115,000
Common Stock options                                      2,369,000
Common Stock warrants                                       733,000
Deferred revenues                                           104,000
Depreciation                                                 15,000
Other - net                                                 137,000
Total deferred tax assets                                11,988,000
Valuation allowance for deferred tax assets             (11,988,000)

Net deferred tax assets                                   $ -

The Company's valuation allowance as of June 30, 1995 was $11,426,000, resulting in a net change in the valuation allowance of $562,000.

As of June 30, 1996 the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $23 million and $11 million, respectively. The federal net operating loss carryforward expires in 2005 through 2011 and the state net operating loss carryforward expires in 1997 through 2001. The Company also has approximately $98,000 and $25,000 of research and development tax credit carryforwards for federal and state income tax purposes, respectively. The federal research and development tax credit carryforwards expire in 2005.

In connection with the Company's initial public offering in August 1992, a change of ownership (as defined in Section 382 of the Internal Revenue Code of 1986, as amended) occurred. As a result, the Company's net operating loss carryforwards generated through August 20, 1992 (approximately $1,900,000) will be subject to an annual limitation in the amount of approximately $300,000.

In August and September of 1993, a controlling interest of the Company's stock was purchased, resulting in a second annual limitation in the amount of approximately $398,000 on the Company's ability to utilize net operating loss carryforwards generated between August 11, 1992 and September 13, 1993 (approximately $7,700,000).

The Company expects that the aforementioned annual limitations will result in approximately $3,600,000 of net operating loss carryovers which may not be utilized prior to the expiration of the carryover period.

7. COMMITMENTS

OPERATING LEASES

In November 1995, the Company entered into a lease agreement for its current facility under a one year lease with a stockholder. At June 30, 1996, $107,100 of rent owed for fiscal 1996 is included in the balance of accounts payable to stockholder. Rental expense for all operating leases was approximately $70,000 and $343,000 for the years ended June 30, 1996 and 1995, respectively. Annual minimum rental payments for all non-cancelable operating leases for fiscal 1997 are approximately $46,000, net of sublease payments to be received by the Company of approximately $54,000.

CAPITAL LEASES

The Company leases certain equipment under capital lease agreements. The future minimum lease payments in fiscal 1997 under capital leases are $10,817, less $658 representing interest, which results in the present value of the net minimum lease payments of $10,159 at June 30, 1996. There are no commitments beyond fiscal 1997.

The cost of leased assets and related accumulated depreciation included in property and equipment at June 30, 1996 is $173,526 and $169,598, respectively. Depreciation expense charged to operations in fiscal 1996 and 1995 relating to leased assets was $34,705 and $34,705, respectively.

ROYALTY COMMITMENTS

The Company had a commitment to pay royalties to Time Technologies of 10% of hardware and software sales generated through February 12, 1995 related to the TimeNet product, up to a cumulative total of $100,000. The Company had an additional commitment to pay royalties to St. Agnes Hospital on software sales related to the TimeNet product, at 15% of related sales, but in any event not less than $75,000 for a three year period ended December 22, 1995. During fiscal 1996, the Company entered into an agreement with St. Agnes Hospital which provides for the Company's payment of 24 monthly principal and interest payments of $3,277 in satisfaction of all obligations under the agreement. Interest accrues at 10% per annum, and the outstanding balance of the obligation at June 30, 1996, is $54,567.

8. STOCKHOLDERS' DEFICIT

In November 1994, the Company received $301,250 in a private sale of a combination of Common Stock and warrants to purchase Common Stock. This transaction consisted of the purchase of 335,000 shares of the Company's Common Stock at $0.75 per share and the purchase of 50,000 units at $1.00 per unit, each unit consisting of one share of Common Stock and a warrant to purchase one share of Common Stock at an exercise price of $1.50 per share.

In February 1995, the Company received commitments from several investors to invest $1,475,000 in a private sale of 1,475,000 units at $1.00 per unit, each unit consisting of one share of Common Stock and a warrant to purchase one share of Common Stock at an exercise price of $1.50 per share or $0.75 below the last trading price on the date of the notice of exercise, whichever is lower. The warrants expire on February 13, 2000. The Company received $1,475,000 prior to June 30, 1995 and issued 1,475,000 shares pursuant to these agreements.

The Company was served with a lawsuit filed on September 17, 1993 in Sacramento County Superior Court against it and others by a former employee. The lawsuit alleged sexual harassment and wrongful termination and sought general and special damages of $2.0 million plus undisclosed punitive damages. On May 27, 1995, the Company reached a settlement with the former employee under which the Company caused its insurer to deliver a cash payment to the former employee. The Company issued 250,000 shares of unregistered common stock with a fair value of $78,125 to the former employee subsequent to the settlement being approved by the Superior Court in July 1995.

In June 1996, the Company issued 392,739 shares of its Common Stock to a customer in connection with a settlement agreement entered into in fiscal 1995 (Note 9).

SERIES D PREFERRED STOCK

In June 1994, existing stockholders purchased 204,167 shares of Series D Convertible Preferred Stock for $1,225,002. The Company is required to pay cumulative preferential dividends to holders of Series D Preferred Stock on a quarterly basis beginning July 1, 1994, at a rate of $0.60 per year per share. As of June 30, 1996, cumulative unpaid, undeclared dividends were $245,000. Each share of Series D Preferred Stock is convertible, at the option of the stockholder, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing the sum of $6.00 and the accrued but unpaid dividends by the Series D Conversion Price, as defined in the agreement, in effect on the conversion date. The Series D Conversion Price shall initially be $1.00 per share. Additionally, the Series D Preferred Stock is redeemable at any time, at the Company's option, at a price of $6.00 per share plus accrued but unpaid dividends. The liquidation preference is $6.00 per share plus accrued but unpaid dividends.

SERIES E PREFERRED STOCK

On November 18, 1994, the Company entered into a series of agreements for the purchase of Series E Convertible Preferred Stock with two existing
stockholders.   The  transaction  included  a  debt  to  equity  conversion  of
$2,232,856 and an additional aggregate cash investment of $1,215,004 in exchange for the issuance of 287,322 shares of Series E Preferred Stock.

On December 1,1995, the holders of all the outstanding shares of the Company's Series E Preferred Stock tendered those shares for conversion into 223,359,332 shares of the Company's Common Stock pursuant to the terms of the Series E Preferred Stock Purchase Agreement. As of the conversion date, 200,000,000 common shares were authorized; therefore, 52,186,768 shares were recorded as Common Stock to be issued until such time as the number of authorized shares can be increased.

WARRANTS

In connection with the private sale of Preferred Stock in March 1992, the Company sold Class A Warrants to purchase 400,000 shares of Common Stock which resulted in net proceeds to the Company of approximately $81,000. In January of 1994, Class A Warrants to purchase 344,000 shares of Common Stock were amended into new warrants (the "Conversion Warrants") exercisable at $1.50 per share (see below). The remaining Class A Warrants are exercisable at $2.50 per share. In the event the Company attains net income after provision for income taxes in excess of $500,000 in a quarterly period (the "Quarterly Goal"), the Company will have 15 days to notify the warrant holders of any intent it may have to redeem all Class A Warrants which are not exercised by the end of a specified period (not less than 30 days from delivery of such notice). The redemption price of the Class A Warrants will be $.02 per share. If the Company fails to deliver such notice within the required 15-day period, it will lose its right to redeem the outstanding Class A Warrants until the next quarter in which the Company reaches the Quarterly Goal.

In May 1992, the Company issued additional Class A Warrants to purchase 40,000 shares of Common Stock to an individual in consideration for certain financial consulting services. All of these warrants were amended into Conversion Warrants in January of 1994 (see below).

In June 1992, the Company issued additional Class A Warrants to purchase 62,500 shares of Common Stock to stockholders in exchange for loan guarantees in the aggregate amount of $250,000. All of these warrants were amended into Conversion Warrants in January of 1994 (see below).

Prior to the Company's offer to amend the Class A Warrants into Conversion Warrants, the Company offered each of the Class A Warrant holders a non-redeemable
Class B Warrant to purchase 50% of the number of shares that they were entitled to purchase through the exercise of their Class A Warrants, equal to an aggregate of 251,250 shares of Common Stock, in exchange for the execution and delivery by each Class A Warrant holder of a release of any claims that he or she may have against the Company for the late registration of the Common Stock underlying the Class A Warrants. Holders of 31 Class A Warrants covering 478,400 shares signed releases and 239,250 Class B Warrants were issued. In January of 1994, Class B Warrants to purchase 223,250 shares of Common Stock were amended into Conversion Warrants exercisable at $1.50 per share (see below). The remaining Class B Warrants are exercisable through April 22, 1998 at a price of $2.88 per share. As of June 30, 1996, the Company has not received claims from any of the warrant holders who did not sign releases, nor does the Company believe that the ultimate outcome of this matter will have a material effect on its results of operations or financial position.

On February 16, 1993, the Company issued an aggregate of five Class C Warrants to purchase an aggregate of 75,000 shares of Common Stock in settlement of a dispute with a group of individuals and an organization who have claimed that they were entitled to receive a finder's fee in connection with the Company's March 1992 private placement. In January of 1994, all of the Class C Warrants were amended into Conversion Warrants exercisable at $1.50 per share (see below).

In connection with the Company's initial public offering, the Company issued Class D Warrants to purchase 100,000 shares of Common Stock to the underwriter. In January of 1994, all of the Class D Warrants were amended into 84,000 Conversion Warrants exercisable at $1.50 per share (see below).

In December of 1993, the Company offered the holders of the Class A, B, C and D Warrants the right to have their warrants amended to reduce the exercise price to $1.50, to provide an early termination (call) feature at the Company's option and to change the number of shares subject to warrant. The amended warrants, (the "Conversion Warrants"), were issued in January of 1994.

The following table summarizes the number of shares subject to outstanding warrants at June 30, 1996:
                      Original             Amended Terms-
                        TERMS            CONVERSION WARRANTS

Class A                56,000                852,000
Class B                16,000                370,620
Class C                   -                   75,000
Class D                   -                   84,000

The Conversion Warrants are immediately callable by the Company at its sole discretion; however, in no event may the Conversion Warrants be exercised later than December 31, 1997. During fiscal year 1995, Conversion Warrants to purchase 24,485 shares of common stock were exercised.

On June 16, 1993, the Company issued two Class E Warrants to purchase an aggregate of 14,546 shares of Common Stock in connection with note payable agreements with an officer and an employee of the Company. The notes payable were repaid by the Company during fiscal 1994. The warrants are immediately exercisable at a price of $1.375 per share through June 15, 1998. During fiscal year 1996, warrants to purchase 10 shares of common stock were exercised and the Company received $14.

On July 7, 1993, the Company issued two warrants to purchase an aggregate of 80,000 shares of Common Stock in connection with note payable agreements with an officer and an employee of the Company. The notes payable were repaid by the Company during fiscal 1994. The warrants are immediately exercisable at a price of $.50 per share through July 7, 1998. During fiscal year 1996, warrants to purchase 20 shares of common stock were exercised and the Company received $10.

On February 28, 1994, the Company issued a warrant to purchase an aggregate of 100,000 shares of Common Stock to the designee of James W. Cameron, Jr. in exchange for a line of credit guarantee in the amount of $2,000,000 (Note 2). The warrant is immediately exercisable at a price of $1.50 per share through February 28, 1999.

On April 6, 1994, the Company issued two warrants to purchase an aggregate of 1,152,856 shares of Common Stock to a former officer and a former consultant in connection with the settlement of a claim by the former officer and the former consultant. The warrants are exercisable at a price of $1.50 per share and had an estimated fair market value of $645,599 which was charged to operations in fiscal 1994. In addition, the Company issued two warrants to purchase an aggregate of 325,000 shares of Common Stock at an exercise price of $0.001 per share to these individuals in connection with the same settlement agreement. These warrants had an estimated fair market value of $438,750 which was charged to operations in fiscal 1994. All of the warrants are immediately exercisable through April 15, 1999. In August 1995, the former officer exercised one of these warrants for 200,000 shares of Common Stock for an aggregate price of $200, and in December 1995 he exercised another warrant for 15 shares of Common Stock.

In August 1993, the Board of Directors approved the issuance to stockholders of record on September 7, 1993 a Common Stock warrant with an exercise price of $2.50 per share for the same number of shares of Common Stock which each stockholder of record held on September 7, 1993, which totaled 3,213,080 shares (the "Special Warrants"). The Special Warrants are immediately exercisable and are subject to an early termination (call) feature by the Company. The Special Warrants are callable by the Company if the Market Price of the Company's Common Stock, as defined in the warrant, is $3.25 per share for any ten consecutive trading days. In no event may the Special Warrants be exercised later than December 31, 1997.

In July 1994, the Company agreed to issue two warrants to a strategic partner each exercisable for 1,326,180 shares at $3.00 per share and $5.00 per share, respectively. The warrant agreements have not been finalized; however, the Company recorded $345,000 in expense during the first quarter of fiscal 1995 for these warrants.

In November 1994, the Company issued a warrant to purchase 50,000 shares of Common Stock at an exercise price of $1.50 per share as part of the sale of units sold to an investor in a private placement. The warrant is immediately exercisable through December 31, 1997.

The Company sold a warrant to purchase 42,000 shares of Common Stock at an exercise price of $2.50 per share in February 1995 to a brokerage firm. The warrant is immediately exercisable through December 31, 1997. The Company received $2,100 and a release of all claims by the brokerage firm.

The Company sold a warrant to purchase 1,069 shares of Common Stock at an exercise price of $2.50 per share in June 1995 to a brokerage firm. The warrant is immediately exercisable through December 31, 1997. The Company received $54 and a release of all claims by the brokerage firm.

In February 1995, the Company issued warrants to purchase 1,475,000 shares of Common Stock as part of the sale of units sold to several investors in a private placement at the exercise price of $1.50 per share or $0.75 below the last trading price on the date of the notice of exercise, whichever is lower. These warrants expire February 13, 2000. During fiscal 1996, several investors exercised warrants for 1,325,000 shares of unregistered Common Stock. The Company received no proceeds upon the exercise of these warrants since the trading price at the time of exercise was less than $0.75 per share.

In June 1995, the Company negotiated an equity for debt swap agreement with a service provider whereby the service provider agreed to accept a warrant to purchase, at $0.10 per share, the number of shares of the Common Stock of the Company equal to 1.85% of the number of issued and outstanding shares of Common Stock plus the number of shares of Common Stock issuable pursuant to outstanding options, warrants, conversion provisions and other rights to purchase Common Stock as of the date of exercise (Note 5). This warrant expires on December 31, 2004. The amount of debt converted into equity as a result of this transaction was $521,510.

STOCK OPTIONS

In fiscal 1994 as a condition of the agreements between the Company and the Investor Group (see Note 2), the Company granted to its then-new Chief Executive Officer and director, stock options for 4,000,000 shares of Common Stock exercisable at $0.01 per share. The options are fully vested as of June 30, 1996 and expire on August 10, 2003. In April 1996, 100,000 options were exercised.

SPECIAL STOCK OPTION PLAN

In June 1993 the Board of Directors adopted the 3Net Systems, Inc. Special Stock Option Plan which authorizes 188,000 shares of Common Stock for the grant of options. In June 1993 the Board of Directors granted options with respect to 187,145 shares of Common Stock to approximately 43 employees. Options to purchase 138,012 shares of Common Stock under the Special Stock Option
Plan were canceled through April 10, 1996, at which time the remaining 49,133 options were canceled and reissued under the 1993 Stock Option/Stock Issuance Plan. The reissued options have an exercise price of $0.078125, the closing market price on that day.

1993 STOCK OPTION/STOCK ISSUANCE PLAN

The 1993 Stock Option/Stock Issuance Plan (the "1993 Plan"), pursuant to which key employees (including officers) and consultants of the Company and the non-employee members of the Board of Directors may acquire an equity interest in the Company, was adopted by the Board of Directors on August 31, 1993 and became effective at that time.

An aggregate of 4,000,000 shares of Common Stock are reserved for issuance over the ten year term of the 1993 Plan. However, no officer of the Company may be issued more than 2,000,000 shares of Common Stock under the 1993 Plan. The shares issuable under the 1993 Plan will either be shares of the Company's authorized but previously unissued Common Stock or shares of Common Stock reacquired by the Company, including shares purchased on the open market and held as treasury shares.

During fiscal 1994, the Company granted options to purchase 1,820,000 shares of the Company's Common Stock, at exercise prices ranging from $0.50 to $1.375 per share, to six employees under the 1993 Plan, including two new officers in conjunction with the agreements with the Investor Group (Note 2). During fiscal 1995, the Company granted additional options to purchase 578,901 shares of the Company's Common Stock, at exercise prices ranging from $0.625 to $1.00, to employees and officers. Options to purchase 260,684 and 879,000 shares were canceled in fiscal 1996 and 1995, respectively. On April 10, 1996, the Board of Directors agreed to adjust the exercise price for 1,159,217 options to $0.078125 per share, the closing market price on that day.

In November 1993, the Company granted two options to purchase an aggregate of 100,000 shares of the Company's Common Stock, at an exercise price of $0.162 per share to two non-employees elected as directors at the 1993 Annual Stockholders Meeting. In June 1994, the Company granted an option to purchase 50,000 shares of Common Stock, at an exercise price of $1.31 per share to an individual elected as a director who is not an employee. In April 1995, 16,667 options were exercised at $0.162 per share and 33,333 options were canceled. On November 20, 1995 the Company granted options to purchase 50,000 shares of Common Stock, at an exercise price of $0.10 per share to an individual elected as a director who is not an employee.

On April 10, 1996, the Board of Directors agreed to adjust the exercise price of $1.31 per share for an option to purchase 50,000 shares of Common Stock, originally issued to a director in June 1994, to $0.078125 per share, the closing market price on April 10, 1996.

On April 10, 1996, the Company granted options to purchase 1,667,870 shares of the Company's Common Stock at an exercise price of $0.078125 per share to eleven employees, including two officers.

Of the 3,126,220 options outstanding at June 30, 1996, options to purchase 1,458,350 shares were immediately exercisable at prices ranging from $0.078125 to $1.31 per share. Approximately 857,113 shares are still available for grant under the 1993 Plan at June 30, 1996.

STOCK RESERVED FOR ISSUANCE

As of June 30, 1996, the Company has reserved a total of 23,785,823 shares of Common Stock pursuant to outstanding warrants, options, conversion of Series D Preferred Stock, and future issuance of options to employees and non-employee directors. In addition, at June 30, 1996, the Company has an additional 52,186,768 shares recorded as Common Stock to be issued until such time as the number of authorized shares can be increased.

9. SETTLEMENT OF CUSTOMER CLAIMS

In April 1995, the Company reached a letter agreement with a customer that mutually acknowledges that contributions beyond the scope of the original customer agreement, as amended, had been made by both parties and that any obligations for such contributions were mutually satisfied by the fulfillment of the terms of the letter agreement. The letter agreement required the Company to issue shares of its Common Stock, within 90 days of the agreement, to the customer with a market value at the time of issuance of $225,000. The Company recorded $225,000 of settlement expense during the year ended June 30, 1995, pursuant to this agreement, but, had previously reserved approximately $130,000 specifically for this customer. During fiscal 1996, the Company issued 392,739 shares of its Common Stock to this customer in satisfaction of its obligations under the letter agreement.

10. CONTINGENCIES

SUIT FROM FORMER CONSULTANT

In April 1994, the Company entered into a settlement agreement with a former officer and director (the "Former Officer") and a former consultant, officer and director (the "Former Consultant") in connection with disputes concerning outstanding compensation, expense reimbursement, equity entitlement issues and ownership of the Company's proprietary software. In November 1994, the Former Officer and Former Consultant asserted that the Company had breached certain of its obligations under the settlement agreement. In February 1995, the Company believes it cured any alleged default under the settlement agreement by fulfilling certain nonmaterial obligations to the Former Officer and the Former Consultant. In addition, the Former Consultant asserted claims against the Company and numerous other parties under a variety of legal theories. On June 12, 1995, the Former Consultant filed a lawsuit in Sacramento County Superior Court against the Company, its then-current directors, James W. Cameron, Jr., the Former Consultant's stockbroker and brokerage firm and one of the Company's largest customers. The lawsuit set forth twenty causes of action based on a variety of legal theories and sought in excess of $15.0 million in damages plus punitive damages. In August 1995, the Superior Court granted petitions to compel arbitration filed by the 3Net defendants and Mr. Cameron which petitions were based on the arbitration provision of the April 1994 settlement agreement. The Court also granted a similar motion filed by the Former Consultant's stockbroker and brokerage firm. The litigation of the case in Superior Court was stayed pending the outcome of the arbitration of all claims set forth in the action. In February 1996 the Arbitration Panel entered its order dismissing with prejudice all of the Former Consultant's claims made against the 3Net defendants and Mr. Cameron and awarded 3Net recovery of a portion of its fees and costs. On July 26, 1996, the Superior Court confirmed the Arbitration Panel's order of dismissal and award. At June 30, 1996 legal expenses and costs of $201,550 incurred by the Company related to this litigation are included in the balance of accounts payable to shareholder. On September 10, 1996, the Company was notified that the Former Consultant had filed a Notice of Appeal with the 3rd District Appellate Court. The Company does not believe that the outcome of this matter will have a material adverse impact on its financial position or results of operations.

DEMAND LETTER

The Company purchased and licensed various assets from Barrett Laboratories, Inc. ("Barrett"). In fiscal 1993, a major creditor of Barrett asserted that the Company was liable for $2,460,000 owed by Barrett. No basis for this assertion has been provided to the Company nor has the Company had any communications with Barrett's creditor in fiscal 1995 or fiscal 1996. The documentation on which the Barrett liability is based was signed in 1986, three years before the Company was formed. The Company does not believe that it has any obligation with respect to the debts of Barrett and the Company and its counsel believe that the statute of limitations has run on any claim that the creditor may have had against the Company.

DEMANDS FOR INDEMNIFICATION

In July 1994, the Company received a formal request for indemnification from one of the individual defendants as it pertains to a the wrongful termination lawsuit filed on September 17, 1993 in Sacramento County Superior Court (Note
8). The Company denied that it had any obligation and the matter was submitted for determination by an arbitrator in accordance with certain indemnification agreements between the Company and the individual. The arbitrator determined that the Company had an obligation to pay for the cost of defense of the individual. Based on this ruling, the Company reimbursed the individual approximately $93,000 for the expenses he had incurred in defending the action and will pay his continuing defense costs. However, the Company has reserved its right to seek reimbursement of these amounts from the individual under appropriate circumstances. On June 19, 1995, the Company received a demand by the individual seeking reimbursement of fees and settlement costs incurred by the individual and his insurer. On August 18, 1995, the Company formally rejected that demand. The Company does not believe that the outcome of this matter will have a material adverse impact on its financial position or results of operations.

The Company also received a demand for indemnification of legal expenses for separate counsel from the other individual defendant in the lawsuit filed on September 17, 1993 in Sacramento County Superior Court, discussed above. The Company had been providing a defense to this individual through its counsel and disputes that it had an obligation to provide for separate counsel. This matter was resolved by the Company's agreement to provide for separate counsel. The Company has reimbursed the former officer approximately $41,000 for expenses he incurred in defending the action. In August 1995, the Company received notification from the individual's law firm that the Company was in arrears of approximately $12,000 in its obligation to reimburse the firm for fees and expenses in defending the individual, and has arranged for terms under which such amount will be paid. The Company does not believe that the outcome of this matter will have a material adverse impact on its financial position or results of operations.

11. DISTRIBUTOR AND CO-DEVELOPMENT AGREEMENT

In November 1993, a dispute arose between the Company and its Canadian distributor (the "Distributor") which was settled in April 1994. This settlement agreement encompassed a cash payment of $50,000 for consulting services and the issuance of 200,000 shares of the Company's Common Stock (estimated fair market value of $325,000) as an incentive for entry into a renewal of the Distributor and Co-Development Agreement. Accordingly, the Company recorded $50,000 in general and administrative expense and $325,000 in marketing and sales expense during fiscal 1994.

The Company entered into discussions to renegotiate its contractual relationship with the Distributor. These discussions led to the execution of a letter agreement on January 27, 1995 that modified certain provisions of the April 1994 agreement. In addition, certain minor changes were agreed to in a letter dated March 22, 1995. These agreements called for, among other things, issuance of an additional 200,000 shares of the Company's Common Stock to the Distributor, if the Distributor successfully developed a pilot site for the Canadian version of 3Net software the Distributor was developing. Accordingly, the Company recorded $200,000 of settlement expense in fiscal 1995 which was offset by a reduction in reserves of approximately $170,000. On May 15, 1995, the Company received a letter from the Distributor declaring an event of default based on the Company's alleged failure to deliver a specified number of shares of the Company's Common Stock pursuant to the agreement. Within approximately sixty days, the subject stock certificates issuable to the Distributor were delivered by the transfer agent to the Distributor. On January 5, 1996, the Distributor sent a letter to the Company indicating that the Distributor intended to file a lawsuit against the Company and others, stating a number of claims. The Distributor indicated their belief that the value of these claims exceeds $5.0 million. The Company believes that the Distributor has breached the contract and intends to vigorously defend itself if a lawsuit is filed. The Company has offered to settle the dispute, but the Distributor has not responded to the Company's offer.

The expense of defending any lawsuit in connection with this agreement will place additional strains on the Company's resources and cash position and the Company may be required to seek protection under federal bankruptcy law should the Distributor pursue its claims through litigation. Moreover, due to the Company's current and projected cash position, the Company may not be able to satisfy an adverse verdict in this matter that obligates the Company to pay any significant damages to the Distributor. In the event an adverse verdict is the result of this dispute, the Company may be required to seek protection under federal bankruptcy law.