Form 10QSB
period 1996-09-30
3NET SYSTEMS INC /DE/
filed 1996-11-06
CIK 885520

U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                            FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1996

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


                          (916) 498-3900
                    (Issuer's telephone number)




     Check whether the issuer (1) filed all reports  required  to  be  filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Number of shares of common  stock  outstanding as of October 31, 1996:
     200,000,000



                          3NET SYSTEMS, INC.
                        Condensed Balance Sheet
                              SEPTEMBER 30, 1996
                              (UNAUDITED)
           ASSETS

CURRENT ASSETS:
  Cash                                              $        61,904
  Accounts receivable, net                                  102,132
  Other current assets                                       90,714
    Total current assets                                    254,750

PROPERTY AND EQUIPMENT:
  Equipment                                                 957,127
  Purchased software                                        233,872
  Furniture and fixtures                                    148,445
                                                          1,339,444
  Accumulated depreciation and amortization              (1,261,864)
    Property and equipment, net                              77,580

 Other assets                                                 2,638

                                                     $      334,968
           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Line of credit                                      $   1,000,000
  Notes payable to stockholders                             911,752
  Accounts payable to stockholder                           335,425
  Accounts payable                                          653,978
  Accrued payroll and related expenses                      133,373
  Deferred revenue                                          135,913
  Accrued customer obligations                              242,848
  Accrued preferred stock dividends                         275,625
  Other current liabilities                                  75,921
  Other notes payable                                        57,654
  Obligations under capital leases                            5 512
     Total current liabilities                            3,828,001

Commitments and contingencies

Stockholders' deficit:
   Preferred  stock,  $6.00 par value - 1,200,000
  shares  authorized,  204,167 Series D shares
   issued and outstanding; liquidation preference
   value of $1,500,627                                    1,225,002
  Common stock, $0.01 par value - 200,000,000 shares
    authorized, 200,000,000 shares issued and outstanding 2,000,000
  Common stock to be issued                                 680,240
  Additional paid-in capital                             26,017,394
  Accumulated deficit                                   (33,415,669)
    Total stockholders' deficit                          (3,493,033)

                                                   $        334,968



SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.



                        3NET SYSTEMS, INC.
                CONDENSED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

                                            Three Months
                                         ENDED SEPTEMBER 30,
                                           1996      1995
REVENUES:
 Contract programming revenue        $  360,929 $  245,653
 Service revenue                         93,734    109,434
 System sales                                -      14,091
Total revenues                          454,663    369,178

COSTS AND EXPENSES:
 Costs of revenues:
  Contract programming revenue          344,724    151,962
  Service revenue                        63,087     47,388
  System sales                              -       19,937
 Research and development                   -      274,958
 Marketing and sales                        -       91,210
 General and administrative             212,253    307,998
 Settlement expense                         -       78,125
Total costs and expenses                620,064    971,578

Loss from operations                   (165,401)  (602,400)

Other income (expense):
 Interest expense                       (47,232)   (30,462)
 Other, net                               4,663     (1,715)
                                        (42,569)   (32,177)

Net loss                              $(207,970) $(634,577)

Preferred stock dividends in arrears    (30,625)   (30,625)

Net loss applicable to common
stockholders                          $(238,595)  $(665,202)

Net loss per share                   $    (0.00)  $   (0.02)

Shares used in per share
calculations                        252,188,868  26,867,261

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                        3NET SYSTEMS, INC.
                CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited)


                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                   1996         1995

Net cash used in operating activities         $  (155,000)  $  (65,762)

Cash flows from investing activities:
 Sale (purchases) of property and equipment         6,165       (3,960)
 (Increase) decrease in  other  assets               -            -

Net cash used in investing activities               6,165       (3,960)

Cash flows from financing activities:
   Proceeds from exercise of warrants               1,077         -
 Proceeds from notes payable to stockholders      173,000       51,000
 Payments on notes payable and capital leases     (15,444)     (12,290)
Net cash provided by financing activities         158,633       38,710

Net increase  (decrease) in cash                    9,798      (31,012)
Cash at beginning of period                        52,106       38,913

Cash at end of period                        $     61,904    $   7,901



SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                        3NET SYSTEMS, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1996

                            (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1996.

In the opinion of management, the unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the Company's financial position at September 30, 1996, results of operations for the three month periods ended September 30, 1996 and 1995 and cash flows for the three months ended September 30, 1996 and 1995. The results for the period ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1997.

NOTE 2 - FINANCING ARRANGEMENTS

The Company has a $1,000,000 revolving line of credit with a bank due in monthly installments of interest only at the bank's reference rate plus 1.0% (9.25% at September 30, 1996). In June 1996, the maturity date of the line of credit was extended from July 1, 1996 to January 1, 1997. The line of credit was fully utilized as of September 30, 1996. At September 30, 1996, the Company was in default under the terms of the line of credit because additional debt was incurred during fiscal year 1996 and during the three months ended September 30, 1996. The Company's obligations under the line of credit are guaranteed by shareholder James W. Cameron, Jr. See also Part I, Item 2. Liquidity and Capital Resources.

Through September 30, 1996, the Company borrowed $911,752 from two shareholders pursuant to seven unsecured promissory notes. All the notes mature on December 31, 1996 and bear interest at 10.25% per annum. Beginning in October 1996, the Company is required to make monthly interest payments totaling $12,724 on three of the notes.

NOTE 3 -  EQUITY TRANSACTIONS

On November 18, 1994, the Company entered into a series of agreements for the purchase of Series E Convertible Preferred Stock with two existing stockholders, one of whom is a former director. The transaction included a debt to equity conversion of $2,232,856 and an additional aggregate investment of $1,215,004 in exchange for the issuance of 287,322 shares of Series E Preferred Stock. On December 1, 1995, the holders of all the outstanding shares of the Company's Series E Preferred Stock tendered those shares for conversion into 223,359,332 shares of the Company's Common Stock, pursuant to the terms of the Series E Preferred Stock Purchase Agreement. As of the conversion date, 200,000,000 common shares were authorized; therefore, 52,200,565 shares are recorded as Common Stock to be issued until such time as the number of authorized shares can be increased.

NOTE 4 - CONTINGENCIES

SUIT FROM FORMER CONSULTANT

In April 1994, the Company entered into a settlement agreement with a former officer and director (the "Former Officer") and a former consultant, officer and director (the "Former Consultant") in connection with disputes concerning outstanding compensation, expense reimbursement, equity entitlement issues and ownership of the Company's proprietary software. In November 1994, the Former Officer and Former Consultant asserted that the Company had breached certain of its obligations under the settlement agreement. In February 1995, the Company believes it cured any alleged default under the settlement agreement by fulfilling certain nonmaterial obligations to the Former Officer and the Former Consultant. In addition, the Former Consultant asserted claims against the Company and numerous other parties under a variety of legal theories. On June 12, 1995, the Former Consultant filed a lawsuit in Sacramento County Superior Court against the Company, its then-current directors, James W. Cameron, Jr., the Former Consultant's stockbroker and brokerage firm and one of the Company's largest customers. The lawsuit set forth twenty causes of action based on a variety of legal theories and sought in excess of $15.0 million in damages plus punitive damages. In August 1995, the Superior Court granted petitions to compel arbitration filed by the 3Net defendants and Mr.
Cameron which petitions were based on the arbitration provision of the April 1994 settlement agreement. The Court also granted a similar motion filed by the Former Consultant's stockbroker and brokerage firm. The litigation of the case in Superior Court was stayed pending the outcome of the arbitration of all claims set forth in the action. In February 1996 the Arbitration Panel entered its order dismissing with prejudice all of the Former Consultant's claims made against the 3Net defendants and Mr. Cameron and awarded 3Net recovery of a portion of its fees and costs. On July 26, 1996, the Superior Court confirmed the Arbitration Panel's order of dismissal and award. On September 10, 1996, the Company was notified that the Former Consultant had filed a Notice of Appeal with the 3rd District Appellate Court. At September 30, 1996 legal expenses and costs of $201,550 incurred by the Company related to this litigation are included in the balance of accounts payable to stockholder. The Company does not believe that the outcome of this matter will have a material adverse impact on its financial position or results of operations.

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

The expense of defending any lawsuit in connection with this agreement will place additional strains on the Company's resources and cash position and the Company may be required to seek protection under federal bankruptcy law should the Distributor pursue its claims through litigation. Moreover, due to the Company's current and projected cash positiosatisfy an adverse verdict in this matter that obligates the Company to pay any significant damages to the Distributor. In the event an adverse verdict is the result of this dispute, the Company may be required to seek protection under federal bankruptcy law.

The  following  is  Management's  Discussion   and  Analysis  of  Financial
Condition and Results of Operations for the period ended September 30, 1996.

OVERVIEW

3Net Systems, Inc. provides contract computer programming and consulting services and acts as an intermediary in providing such services. During fiscal years 1995 and 1996, the Company developed and implemented a program whereby 3Net recruits qualified personnel from the former Soviet Union, obtains necessary visas, and places them for assignment in the United States. 3Net has chosen to emphasize this program because of the significant growth dynamics of the high technology temporary placement industry and to de-emphasize the laboratory software and service business upon which it was originally founded.

The Company was founded in 1989 to focus on the design, development and sale of integrated computer network systems primarily for use by hospitals, commercial and insurance laboratories and physician clinics. The Company effected a public Common Stock offering in August 1992. Fiscal 1993 and fiscal 1994 operating results were adversely affected by significant delays by the Company in finishing development and implementation of its laboratory information systems ("LIS"). The delays resulted in significant losses and severe liquidity problems. Cost cutting required by the cash flow situation resulted in additional software development and implementation delays. As a result, the Company recognized no material revenue in fiscal 1993 or fiscal 1994 and significant losses in both of those years. The Company received acceptance of LIS at one customer site in fiscal 1995; but the Company had lost sales momentum due to the earlier delays and now no longer devotes any dedicated resources to the marketing or selling of this product. The Company successfully installed four of its automated timekeeping systems ("TimeNet") in fiscal 1995; however, the Company's continuing lack of financial strength negatively affected the Company's ability to close new TimeNet business in fiscal 1995 and fiscal 1996. In January 1996, the Company decided to no longer devote any dedicated resources to the marketing or selling of TimeNet. The Company has also suspended further development of the product and is no longer providing service support on TimeNet systems that have been sold. During fiscal 1996, the Company wrote off the remaining net book value of TimeNet purchased software.

The Company's inability to close new product sales business in fiscal 1995 and fiscal 1996 and the resulting lack of revenues caused the Company to recognize significant losses in fiscal 1995 and fiscal 1996. In order to ren steps to reduce expenses and generate revenues by focusing its operations on providing contract programming and consulting services, and acting as an intermediary in providing such services. These actions substantially reduced the Company's level of cash consumption in fiscal 1996 as compared to fiscal 1995. However, the Company did not generate sufficient cash flow in fiscal 1996 and fiscal 1997 to date to support its operations. See Liquidity and Capital Resources for additional discussion.

RESULTS OF OPERATIONS

REVENUES
Revenues increased $85,485 or 23.2% in the quarter ended September 30, 1996, as compared to the quarter ended September 30, 1995. The higher level of revenue in the first quarter of fiscal 1997 compared to fiscal 1996 was due to management's decision that the Company's long-term prospects were best served by concentrating existing resources on providing contract computer programming and consulting services in the high technology temporary placement industry. The following is an analysis of the Company's revenues by category:

CONTRACT  PROGRAMMING  REVENUE.   Contract programming  revenue  (sales  of
custom programming and software development services, and acting as an intermediary in providing such services) in the quarter ended September 30, 1996 increased $115,276 or 46.9% over the same period of the previous year. A $176,100 increase resulted from agreements to provide additional contract programming personnel to two customers. This increase was primarily offset by a decrease in providing contract system enhancements programming for an existing LIS customer.

SERVICE REVENUE. Service revenue (sales of annually renewable maintenance contracts for software support and hardware services) decreased $15,700 or 14.3% in the quarter ended September 30, 1996 compared to the comparable quarter in fiscal 1996. This decrease resulted primarily from several service customers replacing their Cortex LIS systems with systems of competitors during fiscal 1996 causing a general decline in service revenues. The Company expects service revenue to decrease over time as more Cortex LIS customers choose to move to systems of competitors since the company is not enhancing this system. Also, the Company is no longer providing service to TimeNet customers.

SYSTEM SALES. No product sales were recorded in the first quarter of fiscal 1997 and none are expected to be recorded during fiscal 1997 since the Company no longer devotes any dedicated resources to marketing or selling its LIS or TimeNet products. System sales revenues recorded in the first quarter of fiscal 1996 were primarily enhancements to existing systems at customer sites.

COST OF REVENUES

CONTRACT PROGRAMMING REVENUE. The gross margin on contract programming revenue was 4.5% for the quard to 38.1% in the same quarter of fiscal 1996. This decrease is due to generating lower revenues providing contract system enhancements for an existing LIS customer and due to start-up costs related to immigration and placement of 9 programmers from the former Soviet Union at two U.S. sites. In addition, in fiscal 1997, technical staff whose costs were assigned to Research & Development in fiscal 1996 are now assigned to contract programming revenue and customer service revenue.

SERVICE REVENUE. The gross margin on service revenue was 32.7% for the three months ended September 30, 1996, compared to 56.7% for the same period in fiscal 1996. The lower margin in fiscal 1997 resulted primarily from an increase in the number of employees assigned to customer services. In fiscal 1997, technical staff whose costs were assigned to Research & Development in fiscal 1996 are now assigned to contract programming revenue and customer service revenue.

SYSTEM SALES. There were no system sales costs in the first quarter of fiscal 1997, and none are expected during the fiscal year 1997. System sales gross margin was negative during fiscal 1996 primarily due to the write down of the remaining net book value of purchased TimeNet system software.

EXPENSES

RESEARCH AND DEVELOPMENT EXPENSES. There were no Research and Development ("R&D") expenses during the quarter ended September 30, 1996, and none are expected during the fiscal year 1997. In fiscal 1997, technical staff whose costs were assigned to R & D fiscal 1996 are now assigned to contract programming revenue and customer service.

MARKETING AND SELLING EXPENSES. There were no marketing and selling expenditures during the quarter ended September 30, 1996, and none are expected during the fiscal year 1997. The fiscal 1996 expenses are related to five sales/marketing employees who were terminated during the second quarter of fiscal 1996.

GENERAL AND ADMINISTRATIVE EXPENSES ("G&A"). G&A expenses decreased $93,745 or 30.6% for the quarter ended September 30, 1996, compared to the same quarter of fiscal 1996. This decrease is due primarily to a reduction of approximately $52,000 in legal costs and $35,000 in personnel costs.

SETTLEMENT EXPENSE. There were no settlement expenses in the first quarter of fiscal 1997. Expenses in fiscal 1996 were primarily settlement of a suit by a former employee.

NET LOSS

Net loss decreased $426,607 or 67.2% for the quarter ended September 1996. Although the Company expects losses to continue in the second quarter of fiscal 1997, the Company expects these losses to be significantly below prior year levels due to cost and expense reductions and contract programming revenue increases.

PART I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

NET LOSS PER SHARE

The Company's net loss per share has been computed by dividing net loss after deducting Preferred Stock dividends ($30,625 in each of the first quarters of fiscal 1997 and 1996) by the weighted average number of shares of Common Stock outstanding during the quarters presented, including Common Stock to be issued.

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

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has used a combination of equity and debt financing and internal cash flow to fund research and development, support operations, obtain capital equipment, and finance inventory and accounts receivable. The Company expects to continue to be a net user of cash for operations in the near future. In the first quarter of fiscal 1997 the Company used an average of approximately $52,000 per month of cash for operating activities, as compared with an average of approximately $53,000 per month of cash for operating activities in fiscal 1996 and approximately $22,000 per month in the first quarter of fiscal 1996. The Company expects that the average rate at which cash is used during fiscal 1997 will decrease as a direct result of the change in its emphasis to providing contract computer programming and consulting services.

In fiscal 1996 and the first quarter of fiscal 1997, the Company suffered significant losses from operations. As of September 30, 1996, the Company had a net working capital deficit of $3,573,251 and an accumulated deficit of $33,415,669. The Company was unable to generate adequate cash flow from operations to meet its cash flow requirements in the quarter ended
September 30, 1996, and, as a result, the Company met its cash flow requirements primarily through short term financing from a stockholder. During the first quarter of fiscal 1997, the Company consumed approximately $155,000 on operating activities, and generated approximately $159,000 from financing activities and $6,000 from investing activities. During the first quarter of fiscal 1996, the Company consumed approximately $66,000 on operating activities and $4,000 on investing activities, and generated approximately $39,000 from financing activities.

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

Historically, the Company has relied upon cash infusions from two of its major shareholders to fund its operations. Although the Company has not entered into any written agreement, management believes that these two shareholders will continue to finance the Company's operations during fiscal 1997. There can be no assurance, however, that events may arise which may affect these shareholders' ability to finance the Company or that the Company may experience significant and unanticipated cash flow problems which may cause these two shareholders to reconsider their investment. Further, if the Company experiences significant cash flow problems, the Company may be required to reduce the level of its operating activities or be forced into seeking protection under federal bankruptcy laws.

EFFECTS OF INFLATION

Management does not expect inflation to have a material effect on the Company's operations.

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings

The Company was notified on March 16, 1995 by the staff of the regional office of the Securities and Exchange Commission ("Commission") that they intended to recommend that the Commission file a civil action against the Company seeking injunctive and other relief. The staff indicated that the complaint would allege violation of various disclosure provisions of the federal securities laws in connection with the Company's registration statement on Form S-18 that became effective in August 1992.

The Company and its attorney met with the Commission staff and the Company proposed a settlement of the complaint. On September 30, 1996 the Commission accepted the Company's offer of settlement whereby it has consented, without admitting or denying liability, to a cease and desist order that it will not commit or cause any future violation of certain Federal securities laws.

In April 1994, the Company entered into a settlement agreement with a former officer and director (the "Former Officer") and a former consultant, officer and director (the "Former Consultant") in connection with disputes concerning outstanding compensation, expense reimbursement, equity entitlement issues and ownership of the Company's proprietary software. In November 1994, the Former Officer and Former Consultant asserted that the Company had breached certain of its obligations under the settlement agreement. In February 1995, the Company believes it cured any alleged default under the settlement agreement by fulfilling certain nonmaterial obligations to the Former Officer and the Former Consultant. In addition, the Former Consultant asserted claims against the Company and numerous other parties under a variety of legal theories. On June 12, 1995, the Former Consultant filed a lawsuit in Sacramento County Superior Court against the Company, its then-current directors, James Cameron, Jr., the Former Consultant's stockbroker and brokerage firm and one of the Company's large customers. The lawsuit set forth twenty causes of action based on a variety of legal theories and sought in excess of $15.0 million in damages, plus punitive damages. On August 21, 1995, the Superior Court granted petitions to compel arbitration filed by the 3Net defendants and Mr. Cameron which petitions were based on the arbitration provision of the April 1994 settlement agreement. The Court also granted a similar motion filed by the Former Consultant's stockbroker and brokerage firm. The litigation of the case in Superior Court was stayed pending the outcome of the arbitration of all claims set forth in the action. In February 1996 the Arbitration Panel entered its order dismissing with prejudice all of the claims made against the 3Net defendants and Mr. Cameron and awarded 3Net recovery of a portion of its fees and costs. On July 26, 1996, the Superior Court confirmed the Arbitration Panel's order of dismissal and award. On September 10, 1996, the Company was notified that the Former Consultant had filed a Notice of Appeal with the 3rd District Appellate Court. At September 30, 1996 legal expenses and costs of $201,550 incurred by the Company related to this litigation are included in the balance of accounts payable to stockholder. The Company does not believe that the outcome of this matter will have a material adverse impact on its financial position or results of operations.

PART II.  OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K


(a) Exhibit  NUMBER DESCRIPTION OF DOCUMENT

   10.48 Note Payable between the Registrant and the Cameron Foundation dated July 31, 1996.

   10.49 Note Payable between the Registrant and the Cameron Foundation dated August 9, 1996.

   10.50 Note Payable between the Registrant and James W. Cameron, Jr., as an individual, dated August 16, 1996.

   10.51 Note Payable between the Registrant and James W. Cameron, Jr., as an individual, dated August 30, 1996.

(b) There were no reports on Form 8-K filed during the last quarter ended September 30, 1996.

                            SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3NET SYSTEMS, INC.
(Registrant)





Date: November 4, 1996                    /S/ GEORGE R. VAN DERVEN
                                          George R. Van Derven
                                          Chief Executive Officer
                                          (Principal Executive Officer)






Date: November 4, 1996                    /S/ EDWARD L. LAMMERDING
                                          Edward L. Lammerding
                                          Chief Financial Officer
                                          (Principal Financial Officer)