Form 10QSB
period 1996-12-31
ALTERNATIVE TECHNOLOGY RESOURES INC
filed 1997-02-13
CIK 885520

U.S. Securities and Exchange Commission
                            Washington, D.C. 20549


                                  FORM 10-QSB



     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1996

          COMMISSION FILE NUMBER   0-20468


                    ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                    (FORMERLY KNOWN AS 3NET SYSTEMS, INC.)
        (Exact name of small business issuer as specified in its charter)




             Delaware                                   68-0195770
   (State or other jurisdiction of                 (IRS Employer
    incorporation or organization)                 Identification No.)



                       629 J Street, Sacramento, CA  95814
                   (Address of principal executive offices)

                                (916) 498-3900
                         (Issuer's telephone number)


                 (Former address if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes <checked-box>             No <square>

Number of shares of common stock outstanding as of January 31, 1997: 25,490,056

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                      ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                      (FORMERLY KNOWN AS 3NET SYSTEMS, INC.)
                            CONDENSED BALANCE SHEET
                              DECEMBER 31, 1996
                                 (UNAUDITED)


                      ASSETS

CURRENT ASSETS:
  Cash                                           $      25,489
  Accounts receivable, net                             147,283
  Other current assets                                  61,536
                                                 --------------
    Total current assets                               234,308

PROPERTY AND EQUIPMENT:
  Equipment                                            195,569
  Purchased software                                   224,372
  Furniture and fixtures                               148,446
                                                  -------------
                                                       568,387
  Accumulated depreciation and amortization           (538,364)
                                                  -------------
    Property and equipment, net                         30,023

 Other assets                                            1,733
                                                  -------------
                                                  $    266,064
                                                  =============


             LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Line of credit                                  $  1,000,000
  Notes payable to stockholders                      1,239,262
  Accounts payable to stockholder                      351,430
  Accounts payable                                     635,098
  Accrued payroll and related expenses                 124,054
  Deferred revenue                                     162,740
  Accrued customer obligations                         242,848
  Accrued preferred stock dividends                    306,250
  Other current liabilities                             75,461
  Other notes payable                                   46,575
  Obligations under capital leases                         562
                                                   ------------
     Total current liabilities                       4,184,280

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $6.00 par value - 1,200,000
    shares authorized, 204,167 Series D shares
    issued and outstanding; liquidation
    preference value of $1,531,252                   1,225,002
  Common stock, $0.01 par value - 100,000,000
    shares authorized, 25,490,056 shares
    issued and outstanding                             254,901
  Common stock to be issued                            158,235
  Unearned compensation                               (168,750)
  Additional paid-in capital                        28,438,248
  Accumulated deficit                              (33,825,852)
                                                   ------------
    Total stockholders' deficit                     (3,918,216)
                                                   ------------

                                                  $    266,064
                                                  =============


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                (FORMERLY KNOWN AS 3NET SYSTEMS, INC.)
                  CONDENSED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                      Three Months            Six Months
                                    ENDED DECEMBER 31,     ENDED DECEMBER 31,
                                    1996         1995      1996         1995
REVENUES:
 Contract programming revenue    $406,330      $331,367  $ 767,258   $  577,019
 Service revenue                   72,151       106,571    165,885      216,005
 System Sales                           -         4,000          -       18,092
                                 --------      --------  ---------   ----------
Total revenues                    478,481       441,938    933,143      811,116

COSTS AND EXPENSES:
Costs of revenues:
 Contract programming revenue     509,106       261,545    853,830      413,507
 Service revenue                   62,225        59,515    125,312      106,903
 System sales                           -        60,002          -       79,939
Research and development                -       265,602          -      540,560
Marketing and sales                     -        52,338          -      143,547
General and administrative        233,245       308,978    445,498      619,977
Settlement expense                      -             -          -       75,125
                                ---------     ---------  ---------   ----------
Total costs and expenses          804,576     1,007,980  1,424,640    1,979,558
                                ---------     ---------  ----------  ----------
Loss from operations             (326,095)     (566,042)  (491,497)  (1,168,442)

Other income (expense):
 Interest expense                 (75,740)      (35,829)  (122,971)     (66,291)
 Other, net                        (8,348)       (3,760)    (3,685)      (5,475)
                                ----------    ----------  --------- ------------
                                  (84,088)      (39,589)  (126,656)     (71,766)
                                ----------    ---------- ---------- ------------
Net loss                        $(410,183)    $(605,631) $(618,153) $(1,240,208)
                                ==========    ========== ========== ============

Preferred stock dividends
  in arrears                      (30,625)      (30,625)   (61,250)     (61,250)
                                ----------     ---------  ---------  -----------
Net loss applicable to
  common stockholders           $(440,808)    $(636,256) $(679,403) $(1,301,458)
                                ==========    ========== ========== ============
Net loss per share              $   (0.02)    $   (0.08) $   (0.03) $     (0.24)
                                ==========    ========== ========== ============
Shares used in per share
  calculations                 25,263,317     8,211,458  25,244,961   5,479,040
                               ==========     =========  ==========  ===========


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                ALTERNATIVE TECHNOLOGY REESOURCES, INC.
                (FORMERLY KNOWN AS 3NET SYSTEMS, INC.)
                  CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                        SIX MONTHS ENDED
                                                          DECEMBER 31,
                                                     1996            1995

Net cash used in operating activities           $  (518,521)   $ (316,397)

Cash flows from investing activities:
 Sale (purchases) of property and equipment           6,165        (3,960)
 (Increase) decrease in other assets                      -             -
                                                ------------    ----------
Net cash used in investing activities                 6,165        (3,960)

Cash flows from financing activities:
  Proceeds from exercise of options and warrants     16,702           239
  Proceeds from notes payable to stockholders       500,510       350,500
  Net decrease on line of credit                          -             -
  Payments on notes payable and capital leases      (31,473)      (46,671)
                                                 -----------     ---------
Net cash provided by financing activities           485,739       304,068
                                                 -----------     ---------

Net decrease in cash                                (26,617)      (16,289)
Cash at beginning of period                          52,106        38,913
                                                 -----------     ---------
Cash at end of period                            $   25,489      $ 22,624
                                                 ===========     =========




SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

              ALTERNATIVE TECHNOLOGY RESOURCES, INC.
              (FORMERLY KNOWN AS 3NET SYSTEMS, INC.)
              NOTES TO CONDENSED FINANCIAL STATEMENTS
                         DECEMBER 31, 1996

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

In the opinion of management, the unaudited condensed financial statements contain all adjustments considered necessary to present fairly the Company's financial position at December 31, 1996, results of operations for the three and six month periods ended December 31, 1996 and 1995 and cash flows for the six months ended December 31, 1996 and 1995. The results for the period ended December 31, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1997.

The financial statements and notes thereto also include the effect of a one-for-ten consolidation of the Company's outstanding Common Stock, par value $0.01 per share, which became effective on December 2, 1996. In addition, effective on December 2, 1996, the Company changed its name from 3Net Systems, Inc., to Alternative Technology Resources, Inc., and the number of authorized shares of Common Stock was reduced from 200,000,000 to 100,000,000.

The report of the independent auditors on the Company's June 30, 1996, financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. Based on the recent steps the Company has taken to reduce its expenses and refocus its operations, the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern and that this plan will enable the Company to continue as a going concern through the end of fiscal year 1997. However, considering, among other things, the Company's historical operating losses, its lack of experience in the contract computer programming industry, and anticipated negative cash flow from operations, there can be no assurance that this plan will be successfully implemented. The Company does not expect to generate sufficient cash flow from operations to sustain its operations during fiscal 1997; therefore, the Company contemplates needing to raise additional financing during fiscal 1997.

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

NOTE 2 - FINANCING ARRANGEMENTS

Since its inception, the Company has used a combination of equity and debt financing and internal cash flow to fund research and development, support operations, obtain capital equipment, and finance inventory and accounts receivable. The Company believes that it will continue to be a net user of cash for operations during fiscal 1997 as a direct result of attempting to grow its contract computer programming and consulting services. During fiscal 1996 and the first 2 quarters of fiscal 1997, the Company has received short-term financing in the form of notes payable of approximately $1.2 million from two stockholders, James W. Cameron, Jr. ("Cameron"), and Max Negri ("Negri"), to fund its operations. The Company must obtain additional funds during fiscal 1997 in order to meet its obligations while attempting to grow revenues to a level necessary to generate cash from operations. Although the Company has not entered into any written agreement with Cameron or Negri, management believes, based on discussions with these two individuals, that these two stockholders will continue to finance the Company's operations during fiscal 1997. In December 1996, Cameron and Negri extended the maturity date on notes payable totaling approximately $1.2 million from December 31, 1996, to the earlier of December 31, 1997, or such time as the Company obtains equity financing. Management believes that Cameron and Negri will continue to fund operations and extend the maturity dates of the various notes payable until such time as the Company can repay the notes. However, there can be no assurance that events may arise which may affect these stockholders' ability to finance the Company or that the Company may experience significant and unanticipated cash flow problems which may cause these two stockholders to reconsider their investment. Further, if the Company experiences significant cash flow problems, the Company may be required to reduce the level of its operating activities or be forced into seeking protection under federal bankruptcy laws.

In February 1994, the Company entered into a revolving line of credit with Bank of America, NT&SA, (the "Bank") in the amount of $2,000,000 with a maturity date of August 1, 1994. Since July 1994, the maturity date of the line of credit has been extended several times, and in March 1995 the Bank agreed to extend the maturity date of the line of credit, but reduced the line of credit to $1,000,000. After several extensions, the maturity date of the line of credit was extended by the Bank from January 1, 1997, to March 1, 1997, so that Mr. Cameron can conclude negotiations with the Bank to become the named borrower under the line of credit. When Cameron becomes the named borrower under the line of credit, the Company will enter into a note payable to Cameron for the $1,000,000. Terms of that note are expected to provide for the same monthly interest payments as with the Bank and have a maturity date of the earlier of December 31, 1997, or such time as the Company obtains equity financing. The line of credit is fully utilized at $1,000,000. The Company's obligations under the line of credit have been guaranteed by James W. Cameron, Jr. (the "Continuing Guaranty"), and the line of credit is secured by substantially all assets of the Company. Interest under the line of credit is payable monthly at a rate of 1% in excess of the Bank's Reference Rate (9.25% at December 31, 1996). Among other covenants, the line of credit prohibits the Company from incurring additional debt (other than that to the Bank) without the Bank's written consent. The Company is in technical default under the terms of the line of credit because of additional borrowing from two stockholders,

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

Cameron and Negri, borrowing of approximately $15,000 to purchase three automobiles used by the Company's foreign contract employees to travel to customer work sites in areas where public transportation is inadequate, and converting approximately $71,000 accrued on the Company's financial statements for royalty payments due St. Agnes Hospital to a note payable. There can be no assurance that the Bank will conclude negotiations making Cameron the borrower under the line of credit. In the event negotiations are not satisfactorily concluded between Cameron and the Bank, the Bank may enforce its security interest in the Company's assets or seek payment from the guarantor. Also see "Part I, Item 2. Liquidity and Capital Resources."

As consideration for the execution of the Continuing Guaranty, the Company entered into a Reimbursement Agreement with Cameron. Pursuant to the Reimbursement Agreement, in the event that Cameron is required to pay the Bank any monies under the Continuing Guaranty, the Company is required to repay Cameron the amount of each payment by either 1) paying an equal cash amount or 2) issuing to Cameron a non-convertible note (the "Straight Note") in the principal amount of such payment by Cameron, bearing interest at an interest rate equal to the interest rate of the line of credit on the date of such payment and subject to adjustment when and to the extent that the interest rate prevailing under the line of credit may change.

Furthermore, under the terms of the Reimbursement Agreement, upon written demand by Cameron, the Straight Note will be replaced by a convertible note (the "Convertible Note") in a principal amount equal to the Straight Note and bearing interest at the same rate. The conversion ratio of the Convertible Note is equal to the "Applicable Percentage," as defined in the Reimbursement Agreement, multiplied by the average trading price of the Company's Common Stock over the period of ten trading days ending on the trading day next preceding the date of issuance of such Convertible Note. The Applicable Percentage, which was originally 50%, has been reduced to 20% per the terms of the Reimbursement Agreement due to the Bank extending the maturity date of the line of credit. The Applicable Percentage may not be reduced below 20%.


NOTE 3 - CONTINGENCIES

SUIT FROM FORMER CONSULTANT

In April 1994, the Company entered into a settlement agreement with a former officer and director (the "Former Officer") and a former consultant, officer and director (the "Former Consultant") in connection with disputes concerning outstanding compensation, expense reimbursement, equity entitlement issues and ownership of the Company's proprietary software. In November 1994, the Former Officer and Former Consultant asserted that the Company had breached certain of its obligations under the settlement agreement. In February 1995, the Company believes it cured any alleged default under the settlement agreement by fulfilling certain nonmaterial obligations to the Former Officer and the Former Consultant. In addition, the Former Consultant asserted claims against the Company and numerous other parties under a variety of legal theories. On June 12, 1995, the Former Consultant filed a lawsuit in Sacramento County Superior Court

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

against the Company, its then-current directors, James W. Cameron, Jr., the Former Consultant's stockbroker and brokerage firm and one of the Company's largest customers. The lawsuit set forth twenty causes of action based on a variety of legal theories and sought in excess of $15.0 million in damages plus punitive damages. In August 1995, the Superior Court granted petitions to compel arbitration filed by the Company's defendants and Mr. Cameron which petitions were based on the arbitration provision of the April 1994 settlement agreement. The Court also granted a similar motion
filed by the Former Consultant's stockbroker and brokerage firm.   The
litigation of the case in Superior Court was stayed pending the outcome of the arbitration of all claims set forth in the action. In February 1996, the Arbitration Panel entered its order dismissing with prejudice all of the Former Consultant's claims made against the Company's defendants and Mr. Cameron and awarded the Company recovery of a portion of its fees and costs. On July 26, 1996, the Superior Court confirmed the Arbitration Panel's order of dismissal and award. On September 10, 1996, the Company was notified that the Former Consultant had filed a Notice of Appeal with the 3rd District Appellate Court. At December 31, 1996, legal expenses and costs of $201,550 incurred by the Company related to this litigation are included in the balance of accounts payable to stockholder. The Company does not believe that the outcome of this matter will have a material adverse impact on its financial position or results of operations.

DISTRIBUTOR AND CO-DEVELOPMENT AGREEMENT

In November 1993, a dispute arose between the Company and its Canadian distributor (the "Distributor") which was settled in April 1994. This settlement agreement encompassed a cash payment of $50,000 for consulting services and the issuance of 20,000 shares of the Company's Common Stock (estimated fair market value of $325,000) as an incentive for entry into a renewal of the Distributor and Co-Development Agreement. Accordingly, the Company recorded $50,000 in general and administrative expense and $325,000 in marketing and sales expense during fiscal 1994.

The Company entered into discussions to renegotiate its contractual relationship with the Distributor. These discussions led to the execution of a letter agreement on January 27, 1995 that modified certain provisions of the April 1994 agreement. In addition, certain minor changes were agreed to in a letter dated March 22, 1995. These agreements called for, among other things, issuance of an additional 20,000 shares of the Company's Common Stock to the Distributor, if the Distributor successfully developed a pilot site for the Canadian version of the Company's software the Distributor was developing. Accordingly, the Company recorded $200,000 of settlement expense in fiscal 1995 which was offset by a reduction in reserves of approximately $170,000. On May 15, 1995, the Company received a letter from the Distributor declaring an event of default based on the Company's alleged failure to deliver a specified number of shares of the Company's Common Stock pursuant to the agreement. Within approximately sixty days, the subject stock certificates issuable to the Distributor were delivered by the transfer agent to the Distributor. On January 5, 1996, the Distributor sent a letter to the Company indicating that the Distributor intended to file a lawsuit

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

against the Company and others, stating a number of claims. The Distributor indicated their belief that the value of these claims exceeds $5.0 million. The Company believes that the Distributor has breached the contract and intends to vigorously defend itself if a lawsuit is filed. The Company has offered to settle the dispute, but the Distributor has not responded to the Company's offer.

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

PART 1.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATION

The following discussion and analysis should be read in connection with the Company's financial statements and the notes thereto and other financial information included elsewhere in the 10-KSB for the fiscal year ended June 30, 1996.

OVERVIEW

Alternative Technology Resources, Inc. (formerly known as 3Net Systems, Inc.) provides contract computer programming and consulting services and acts as an intermediary in providing such services. During fiscal years 1995 and 1996, the Company developed and implemented a program whereby the Company recruits qualified personnel primarily from the former Soviet Union, obtains necessary visas, and places them for assignment in the United States. The Company has chosen to emphasize this program because of the significant growth dynamics of the high technology temporary placement industry and to de-emphasize the laboratory software and service business upon which it was originally founded.

The Company was founded in 1989 to focus on the design, development, and sale of integrated computer network systems primarily for use by hospitals, commercial and insurance laboratories and physician clinics. The Company effected a public Common Stock offering in August 1992. Fiscal 1993 and fiscal 1994 operating results were adversely affected by significant delays by the Company in finishing development and implementation of its library information systems ("LIS"). The delays resulted in significant losses and severe liquidity problems. Cost cutting required by the negative cash flow resulted in additional software development and implementation delays. As a result, the Company recognized no material revenue in fiscal 1993 or fiscal 1994 and significant losses in both of those years. The Company received acceptance of LIS at one customer site in fiscal 1995; but the Company had lost sales momentum due to the earlier delays and now no longer devotes any resources to the marketing or selling of this product and has decided to phase out, over the next year, its software support and hardware maintenance services. The Company successfully installed four of its automatic timekeeping ("TimeNet") systems in fiscal 1995; however, the Company's continuing lack of financial strength negatively affected the Company's ability to close new TimeNet business in fiscal 1995 and fiscal 1996. In January 1996, the Company decided to no longer devote any dedicated resources to the marketing or selling of TimeNet. The Company has also suspended further development of the product and is no longer providing service support on TimeNet systems that have been sold. During fiscal 1996, the Company wrote off TimeNet purchased software with a net book value of $45,000.

The Company's inability to close new business in fiscal 1995 and fiscal 1996 and the resulting lack of revenues caused the Company to recognize significant losses in fiscal 1995 and fiscal 1996. In order to reduce its losses, the Company has taken steps to reduce expenses and generate revenues by focusing its operations on providing contract programming and consulting services, and acting as an intermediary in providing such

PART I.  FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

services. These actions substantially reduced the Company's level of cash consumption in fiscal 1996 as compared to fiscal 1995. However, the Company did not generate sufficient cash flow in fiscal 1996 to support its operations and does not expect to generate sufficient cash flow from operations to sustain its operations during fiscal 1997; therefore, the Company contemplates needing to raise additional financing during fiscal 1997.

RESULTS OF OPERATION

REVENUES

Revenues increased $36,543 or 8.3% in the quarter ended December 31, 1996, as compared to the quarter ended December 31, 1995, and increased $112,027 or 15.0% for the first six months of fiscal 1997 as compared with the first six months of fiscal 1996. The higher level of revenue in the first quarter of fiscal 1997 compared to fiscal 1996 was due to management's decision that the Company's long-term prospects were best served by concentrating existing resources on providing contract computer programming and consulting services in the high technology temporary placement industry. The following is an analysis of the Company's revenues by category:

CONTRACT PROGRAMMING REVENUE. Contract programming revenue (sales of custom programming and software development services, and acting as an intermediary in providing such services) for the quarter and the six months ended December 31, 1996, increased $74,963 or 22.6%, and $190,239 or 33.0%, respectively, over the same periods of the previous year. For the six months ended December 31, 1996, these revenues increased approximately $370,000 as a result of obtaining agreements to provide additional contract programming personnel to three customers. This increase was primarily offset by an approximate decrease of $170,000 in revenues for providing contract system enhancements programming for an existing LIS customer.

SERVICE REVENUE. Service revenue (sales of annually renewable maintenance contracts for software support and hardware services) decreased $34,420 or 32.3% in the quarter ended December 31, 1996, compared to the comparable quarter in fiscal 1996 and decreased $50,120 or 23.2% in the six months ended December 31, 1996, compared to the comparable period in fiscal 1996. This decrease resulted primarily from several service customers replacing their Cortex LIS systems with systems of competitors during fiscal 1996 and early fiscal 1997 causing a general decline in service revenues. As a result of this decrease in service revenues, the gross margin has decreased from 50.5% in the six months ended December 31, 1995, to 24.5% for the comparable period in fiscal 1997. Therefore, in January 1997, the Company decided to phase out, over the next year, its software support and hardware services and notified its remaining Cortex LIS customers that the Company will not renew contracts on their next renewal date. The Company is also no longer providing service to TimeNet customers.

PART I.  FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SYSTEM SALES. No product sales were recorded in the first or second quarter of fiscal 1997 and none are expected to be recorded during fiscal 1997 since the Company no longer devotes any dedicated resources to marketing or selling its LIS or TimeNet products. System sales revenues recorded in the first quarter of fiscal 1996 were primarily enhancements to existing systems at customer sites.

COST OF REVENUES

CONTRACT PROGRAMMING REVENUE. The gross margin on contract programming revenue was negative for the three and six months ended December 31, 1996, respectively, compared to 21.1% and 28.3% in the same periods of fiscal 1996. This decrease is due to generating lower revenues providing contract system enhancements for an existing LIS customer and due to start-up costs related to recruitment and placement of programmers from the former Soviet Union at U.S. sites. In addition, in fiscal 1997, technical staff whose costs were assigned to research & development in fiscal 1996 are now assigned to contract programming revenue and customer service revenue.

SERVICE REVENUE. The gross margin on service revenue was 13.8% and 24.5% for the three months and six months ended December 31, 1996, respectively, compared to 44.2% and 50.5%, respectively, for the same periods in fiscal 1996. The lower margins in fiscal 1997 resulted primarily from an increase in the number of employees assigned to customer services and a decline in the number of service contracts (see the preceding section "Revenues -- Contract Programming Revenue").

SYSTEM SALES. There were no system sales costs in the first three or six months of fiscal 1997, and none are expected during the fiscal year 1997. System sales gross margins were negative during fiscal 1996 primarily due to the write down of the remaining net book value of purchased TimeNet system software.

EXPENSES

RESEARCH AND DEVELOPMENT EXPENSES. There were no research and development ("R&D") expenses during the three and six months ended December 31, 1996, and none are expected during fiscal year 1997. In fiscal 1997, technical staff whose costs were assigned to R & D in fiscal 1996 are now assigned to contract programming revenue and customer service.

MARKETING AND SELLING EXPENSES. There were no marketing and selling expenditures during the three and six months ended December 31, 1996, and none are expected during fiscal year 1997. The fiscal 1996 expenses are related to five sales/marketing employees who were terminated during the second quarter of fiscal 1996.

GENERAL AND ADMINISTRATIVE EXPENSES ("G&A"). G&A expenses decreased $75,733 or 24.5% and $174,479 or 28.1% for the three and six months ended December 31, 1996, respectively, compared to the same periods of fiscal 1996. This decrease for the six months ended December 31, 1996, is due in

PART I.  FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

part to a reduction of approximately $83,000 in legal and accounting fees, $37,000 in rent expense, and $35,000 in personnel costs.

SETTLEMENT EXPENSE. There were no settlement expenses during the three and six months of fiscal 1997. Expenses in fiscal 1996 were primarily settlement of a suit by a former employee.

INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109. As of June 30, 1996, the Company had a net operating loss carryforward for federal and state income tax purposes of approximately $23 million and $11 million, respectively. The federal net operating loss carryforward expires in the years 2005 through 2011 and the state net operating loss carryforward expires in 1997 through 2001. In connection with the Company's initial public offering, a change of ownership (as defined in Section 382 of the Internal Revenue Code of 1986, as amended), occurred. As a result, the Company's net operating loss carryforwards generated through August 10, 1992, are subject to an annual limitation of approximately $300,000.

In August and September 1993, a controlling interest of the Company's stock was purchased, resulting in a second annual limitation of approximately $398,000 on the Company's ability to utilize net operating loss carryforwards generated between August 11, 1992, and September 13, 1993. The Company expects that the aforementioned annual limitations will result in approximately $3.6 million of net operating loss carryovers which may not be utilized prior to the expiration of the carryover period.

NET LOSS

Net loss decreased $195,448 or 32.3% and $622,055 or 50.2% for the three and six months ended December 31, 1996, respectively, compared to the same periods in fiscal 1996. Although the Company expects losses to continue, the Company believes these losses could be significantly below prior year levels due to cost and expense reductions and potential contract programming revenue increases.

NET LOSS PER SHARE

The Company's net loss per share has been computed by dividing net loss after deducting Preferred Stock dividends ($30,625 in each of the three months ended December 31, 1996 and 1995, and $61,250 in each the six months ended December 31, 1996 and 1995, respectively) by the weighted average number of shares of Common Stock outstanding during the quarters presented, including Common Stock to be issued.

PART I.  FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of FInancial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has used a combination of equity and debt financing and internal cash flow to fund research and development, support operations, obtain capital equipment, and finance inventory and accounts receivable. The Company expects to continue to be a net user of cash for operations in the near future. In the first six months of fiscal 1997 the Company used an average of approximately $86,000 per month of cash for operating activities, as compared with an average of approximately $53,000 per month in the first six months of fiscal 1996. The Company expects that the average rate at which cash is used during fiscal 1997 will not decrease as a direct result of attempting to grow its contract computer programming and consulting services.

In fiscal 1996 and the first six months of fiscal 1997, the Company suffered significant losses from operations. As of December 31, 1996, the Company had a net working capital deficit of $3,949,972 and an accumulated deficit of $33,825,852. The Company was unable to generate adequate cash flow from operations to meet its cash flow requirements in the six months ended December 31, 1996, and, as a result, the Company met its cash flow requirements primarily through short term financing from two stockholders. During the first six months of fiscal 1997, the Company consumed approximately $519,000 on operating activities, and generated approximately $486,000 from financing activities and $6,000 from investing activities. During the first six months of fiscal 1996, the Company consumed approximately $316,000 on operating activities and $4,000 on investing activities, and generated approximately $304,000 from financing activities.

The report of the independent auditors on the Company's June 30, 1996, financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. Based on the recent steps the Company has taken to reduce its expenses and refocus its operations, the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern and that this plan will enable the Company to continue as a going concern through the end of fiscal year 1997. However, considering, among other things, the Company's historical operating losses, its lack of experience in the contract computer programming industry, and anticipated negative cash flow from operations, there can be no assurance that this plan will be successfully implemented. The Company does not expect to generate sufficient cash flow from operations to sustain its operations during fiscal 1997; therefore, the Company contemplates needing to raise additional financing during fiscal 1997.

Historically, the Company has relied upon cash infusions from two if its major stockholders, Cameron and Negri, to fund its operations. Although the Company has not entered into any written agreement with Cameron or Negri, management believes, based on discussions with these individuals, that these two stockholders will continue to finance the Company's

PART I.  FINANCIAL INFORMATION
Part 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

operations during fiscal 1997. In December 1996, Cameron and Negri extended the maturity date on notes payable totaling approximately $1.2 million from December 31, 1996, to the earlier of December 31, 1997, or such time as the Company obtains equity financing.

In addition, the maturity date of the $1,000,000 line of credit with Bank of America was extended by the Bank until March 1, 1997, providing Cameron with additional time so that he can conclude negotiations with the Bank to become the borrower under the line of credit. Cameron has guaranteed the Company's obligations under the line of credit (the "Continuing Guarantee"), and when Cameron becomes the borrower under the line of credit, the Company will enter into a note payable to Cameron for the $1,000,000. Terms of that note are expected to provide for the same monthly interest payments as with the Bank and have a maturity date of the earlier of December 31, 1997, or such time as the Company obtains equity financing.

As consideration for the execution of the Continuing Guaranty, the Company entered into a Reimbursement Agreement with Cameron. Pursuant to the Reimbursement Agreement, in the event that Cameron is required to pay the Bank any monies under the Continuing Guaranty, the Company is required to repay Cameron the amount of each payment by either 1) paying an equal cash amount or 2) issuing to Cameron a non-convertible note (the "Straight Note") in the principal amount of such payment by Cameron, bearing interest at an interest rate equal to the interest rate of the line of credit on the date of such payment and subject to adjustment when and to the extent that the interest rate prevailing under the line of credit may change.

Furthermore, under the terms of the Reimbursement Agreement, upon written demand by Cameron, the Straight Note will be replaced by a convertible note (the "Convertible Note") in a principal amount equal to the Straight Note and bearing interest at the same rate. The conversion ratio of the Convertible Note is equal to the "Applicable Percentage," as defined in the Reimbursement Agreement, multiplied by the average trading price of the Company's Common Stock over the period of ten trading days ending on the trading day next preceding the date of issuance of such Convertible Note. The Applicable Percentage, which was originally 50%, has been reduced to 20% per the terms of the Reimbursement Agreement due to the Bank extending the maturity date of the line of credit. The Applicable Percentage may not be reduced below 20%.

Based on discussions with Cameron and Negri, management believes that these two stockholders will continue to fund operations and extend the maturity dates of the various notes payable until such time as the Company can repay the notes. However, there can be no assurance that events may arise which may affect these stockholders' ability to finance the Company or that the Company may experience significant and unanticipated cash flow problems which may cause these two stockholders to reconsider their investment. Further, if the Company experiences significant cash flow problems, the Company may be required to reduce the level of its operating activities or be forced into seeking protection under federal bankruptcy laws.

PART I.  FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

EFFECTS OF INFLATION

Management does not expect inflation to have a material effect on the Company's operating expenses.

PART II.  OTHER INFORMATION
Items 1, 2, 3, 4 and 5


None

PART II.  OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K


(a)  Exhibit
     NUMBER    DESCRIPTION OF DOCUMENTS

     10.59 Note Payable between the Registrant and the Negri Foundation dated November 25, 1996.

     10.60 Note Payable between the Registrant and the Negri Foundation dated December 24, 1996.

     10.61 Note Payable between the Registrant and the Negri Foundation dated December 31, 1996.

     10.62 Note Payable between the Registrant and the Max Negri Trust dated December 31, 1996.

     10.63 Note Payable between the Registrant and the Cameron Foundation dated December 31, 1996.

     10.64 Note Payable between the Registrant and James W. Cameron, Jr., as an individual, dated December 31, 1996.

     10.65 Note Payable between the Registrant and James W. Cameron, Jr., as an individual, dated January 16, 1997.

     10.66 Note Payable between the Registrant and James W. Cameron, Jr., as an individual, dated January 31, 1997.

     10.67 Note Payable between the Registrant and James W. Cameron, Jr., as an individual, dated February 7, 1997.


(b) There were no reports on Form 8-K filed during the last quarter ended December 31, 1996.

                            SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNTAIVE TECHNOLOGY RESOURCES, INC.
(FORMERLY KNOWN AS 3NET SYSTEMS, INC.)
          (Registrant)




Date: February 13, 1997       W. ROBERT KEEN

                              W. Robert Keen
                              Chief Executive Officer
                              (Principal Executive Officer)




Date: February 13, 1997       EDWARD L. LAMMERDING

                              Edward L. Lammerding
                              Chief Financial Officer
                              (Principal Financial Officer)