Form 10QSB
period 1997-03-31
ALTERNATIVE TECHNOLOGY RESOURCES INC
filed 1997-05-15
CIK 885520

U.S. Securities and Exchange Commission
                               Washington, D.C. 20549

                                     FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

     COMMISSION FILE NUMBER   0-20468


                       ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                       (FORMERLY KNOWN AS 3NET SYSTEMS, INC.)
          (Exact name of small business issuer as specified in its charter)



                Delaware                                68-0195770
     (State or other jurisdiction of        (IRS Employer Identification No.)
     incorporation or organization)




                            629 J Street, Sacramento, CA  95814
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
Yes <checked-box>             No <square>

Number of shares of common stock outstanding as of April 30, 1997:  25,489,998

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                         ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                         (FORMERLY KNOWN AS 3NET SYSTEMS, INC.)
                                 CONDENSED BALANCE SHEET
                                      MARCH 31, 1997
                                        (UNAUDITED)

ASSETS
CURRENT ASSETS:
  Cash                                                           $        5,264
  Accounts receivable, net                                              248,226
  Other current assets                                                   73,884
                                                                ----------------
    Total current assets                                                327,374
PROPERTY AND EQUIPMENT:
  Equipment                                                             195,569
  Purchased software                                                    224,372
  Furniture and fixtures                                                148,446
                                                                ----------------
                                                                        568,387
  Accumulated depreciation and amortization                            (555,637)
                                                                ----------------
 Property and equipment, net                                             12,750

 Other assets                                                               829
                                                                ----------------
                                                                $       340,953
                                                                ================

          LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Line of credit                                                  $   1,000,000
  Notes payable to stockholders                                       1,508,262
  Accounts payable to stockholder                                       165,885
  Accounts payable                                                      665,570
  Accrued payroll and related expenses                                  261,052
  Deferred revenue                                                      131,181
  Accrued customer obligations                                          242,848
  Accrued preferred stock dividends                                     336,875
  Other current liabilities                                              84,466
  Other notes payable                                                    35,206
                                                                ---------------

     Total current liabilities                                        4,431,345

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $6.00 par value - 1,200,000 shares authorized,
    204,167 Series D shares issued and outstanding; liquidation
    preference value of $1,561,877                                    1,225,002
  Common stock, $0.01 par value - 100,000,000 shares
    authorized, 25,489,998 shares issued and outstanding                254,901
  Common stock to be issued                                             158,235
  Unearned compensation                                                (126,563)
  Additional paid-in capital                                         28,407,623
  Accumulated deficit                                               (34,009,590)
                                                                 --------------
    Total stockholders' deficit                                      (4,090,392)
                                                                 --------------
                                                                 $      340,953
                                                                 ==============
SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                        ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                        (FORMERLY KNOWN AS 3NET SYSTEMS, INC.)
                          CONDENSED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

                                              Three Months                           Nine Months
                                             ENDED MARCH 31,                       ENDED MARCH 31,
                                         1997               1996               1997               1996

 CONTRACT PROGRAMMING:
  Contract programming revenue      $   587,686        $   373,885         $1,354,944          $  950,905
  Programmer costs                     (510,112)          (216,445)        (1,174,632)           (585,521)
  Start-up and other costs             (120,411)           (68,574)          (267,490)           (113,006)
                                    ------------       ------------        -----------         -----------
    Contract programming gross
       profit (loss)                    (42,837)            88,866            (87,178)            252,378
                                    ------------       ------------        -----------        ------------

SYSTEM SERVICE AND SALES:
 Service revenue and system sales        63,804            122,184            229,690             356,281
 Cost of service and system sales       (41,765)           (59,093)          (103,731)           (235,112)
                                    ------------        -----------        -----------        ------------
    System service and sales
       gross profit                      22,039             63,091            125,959             121,169
                                    ------------        -----------        -----------        ------------

Selling, general and administrative    (304,357)          (379,145)          (855,432)         (1,258,900)
Research and development                    0              (59,690)               0              (494,840)
Settlement expense                          0                  0                  0                75,125)
                                    ------------       ------------        -----------         -----------
Loss from operations                   (325,155)          (286,878)          (816,651)         (1,455,318)

Other income (expense):
 Interest expense                       (59,912)           (40,196)          (182,883)           (106,524)
 Recovery of legal costs                201,550                0              201,550                0
 Other, net                                (222)            19,379             (3,908)             13,939
                                    ------------        -----------        -----------         -----------
                                        141,416            (20,817)            14,759             (92,585)
                                    ------------        -----------        -----------         -----------

Net loss                             $ (183,739)         $(307,695)         $(801,892)        $(1,547,903)
                                    ============        ===========        ===========        ============

Preferred stock dividends
  in arrears                            (30,625)           (30,625)           (91,875)            (91,875)
                                    ------------        -----------        -----------        ------------

Net loss applicable to
  common stockholders                $ (214,364)         $(338,320)         $(893,767)        $(1,639,778)
                                    ============        ===========        ===========        ============
Net loss per share                   $    (0.01)         $   (0.02)         $   (0.04)        $     (0.16)
                                    ============        ===========        ===========        ============
Shares used in per share
  calculations                       25,489,998          20,000,000        25,325,408          10,284,125
                                    ============        ============       ===========        ============


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.


                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                     (FORMERLY KNOWN AS 3NET SYSTEMS, INC.)
                        CONDENSED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                           NINE MONTHS ENDED
                                                               MARCH 31,
                                                          1997          1996

Net cash used in operating activities                 $(795,815)    $(433,868)

Cash flows from investing activities:
 Sale (purchases) of property and equipment               6,165        (3,960)
                                                      ----------    ----------
Net cash used in investing activities                     6,165        (3,960)
                                                      ----------    ----------


Cash flows from financing activities:
  Proceeds from exercise of options and warrants         16,702           239
  Proceeds from notes payable to stockholders           769,510       494,500
  Payments on notes payable and capital leases          (43,404)      (84,020)
                                                      ----------    ----------


Net cash provided by financing activities               742,808       410,719
                                                      ----------    ----------

Net decrease in cash                                    (46,842)      (27,109)
Cash at beginning of period                              52,106        38,913
                                                      ----------    ----------

Cash at end of period                                 $   5,264     $  11,804
                                                      ==========    ==========









SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                    ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                    (FORMERLY KNOWN AS 3NET SYSTEMS, INC.)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  MARCH 31, 1997

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

In the opinion of management, the unaudited condensed financial statements contain all adjustments considered necessary to present fairly the Company's financial position at March 31, 1997, results of operations for the three and nine month periods ended March 31, 1997 and 1996 and cash flows for the nine months ended March 31, 1997 and 1996. The results for the period ended March 31, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1997.

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

Certain amounts for the three and nine months ended March 31, 1997 and 1996 have been reclassified to conform with the March 31, 1997 presentation.

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

NOTE 2 - FINANCING ARRANGEMENTS

Since its inception, the Company has used a combination of equity and debt financing and internal cash flow to fund research and development, support operations, obtain capital equipment, and finance inventory and accounts receivable. The Company believes that it will continue to be a net user of cash for operations during fiscal 1997 as a direct result of attempting to grow its contract computer programming and consulting services. During fiscal 1996 and the first 3 quarters of fiscal 1997, the Company has received short-term financing in the form of notes payable of approximately $1.5 million from two stockholders, James W. Cameron, Jr. ("Cameron"), and Max Negri ("Negri"), to fund its operations. The Company must obtain additional funds during fiscal 1997 in order to meet its obligations while attempting to grow revenues to a level necessary to generate cash from operations. Although the Company has not entered into any written agreement with Cameron or Negri, management believes, based on discussions with these two individuals, that these two stockholders will continue to finance the Company's operations during fiscal 1997. In December 1996, Cameron and Negri extended the maturity date on notes payable totaling approximately $1.2 million from December 31, 1996, to the earlier of December 31, 1997, or such time as the Company obtains equity financing. Management believes that Cameron and Negri will continue to fund operations and extend the maturity dates of the various notes payable until such time as the Company can repay the notes. However, there can be no assurance that events may arise which may affect these stockholders' ability to finance the Company or that the Company may experience significant and unanticipated cash flow problems which may cause these two stockholders to reconsider their investment. Further, if the Company experiences significant cash flow problems, the Company may be required to reduce the level of its operating activities or be forced into seeking protection under federal bankruptcy laws.

In February 1994, the Company entered into a revolving line of credit with Bank of America, NT&SA, (the "Bank") in the amount of $2,000,000 with a maturity date of August 1, 1994. Since July 1994, the maturity date of the line of credit has been extended several times, and in March 1995 the Bank agreed to extend the maturity date of the line of credit, but reduced the line of credit to $1,000,000. After several extensions, the maturity date of the line of credit was extended by the Bank from March 1, 1997 to May 1, 1997. On April 21, 1997, Cameron became the named borrower under the line of credit, and the Company issued a note payable (the "Straight Note") to Cameron for the $1,000,000 in accordance with the Reimbursement Agreement the Company signed on February 28, 1994. Terms of the note provide for an interest rate of 9.5% and monthly interest payments. No maturity date is stated in the note; however, under the terms of the Reimbursement Agreement, upon written demand by Cameron, the Straight Note will be replaced by a convertible note (the "Convertible Note") in a principal amount equal to the Straight Note and bearing interest at the same rate.

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

NOTE 3 - CONTINGENCIES

SUIT FROM FORMER CONSULTANT

In June 1995, a former consultant, officer and director filed suit against the Company for breach of contract, among other claims. In February 1996, an arbitration panel entered its order dismissing with prejudice all claims of the former consultant. Subsequently, the former consultant filed a notice of appeal with the 3rd District Appellate Court, which the Court ultimately dismissed due to the consultant's failure to file an opening brief. At the end of April 1997, the former consultant filed a motion to reinstate his appeal, along with a copy of his opening brief; and in May 1997 the Court denied this motion to reinstate the appeal.

DISTRIBUTOR AND CO-DEVELOPMENT AGREEMENT

Since 1993, the Company and its Canadian distributor (the "Distributor") have disputed several provisions of their Distributor and Co-Development Agreement, modified certain provisions of the agreement in 1994 and 1995, and continued to dispute several provisions of the modified agreement during 1996 and 1997. On May 6, 1997, the Company and the Distributor signed a Mutual Release and Settlement Agreement wherein both parties agreed to the settlement of any and all issues arising from or relating to the Distributor and Co-Development Agreement, and any of its modifications, and any and all other matters arising from or relating to any relationship or agreements(s) between the Company and the Distributor by mutually agreeing to cancel and terminate the agreement(s) and by releasing each other from any and all claims, demands, or liabilities which have arisen or which may arise from the agreement(s). As a result of this agreement, in the quarter ending June 30, 1997, the Company will reverse net accounts payable previously recorded of $213,231.

NOTE 4 - RECOVERY OF LEGAL COSTS

During the quarter ended March 31, 1997, legal expenses and costs of $201,550 recorded by the Company related to the suit from a former consultant were reimbursed by insurers of Mr. Cameron and the Company.

NOTE 5 - LABORATORY SYSTEM (LIS) CUSTOMER ASSIGNMENTS

Congruent with its business strategy to exit the laboratory system (LIS) products market and focus its resources totally on contract programming and consulting, the Company entered into an agreement with Omnitech Migrations International, Inc. (OMI) on May 2, 1997 to transfer its LIS product and its software and hardware customer service contracts to OMI. Under this agreement, the Company transferred and assigned to OMI all of the Company's right, title, and interest in and to these customer agreements and delegated to OMI all the Company's duties and obligations of performance thereunder. As consideration, the Company will retain all fees previously paid to it under these service agreements. As a result of this agreement, in the quarter ending June 30, 1997, the Company will recognize $131,181 in service revenue currently recorded as deferred revenue.

PART I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATION

The following discussion and analysis should be read in connection with the Company's financial statements and the notes thereto and other financial information included elsewhere in the 10-KSB for the fiscal year ended
June 30, 1996.

OVERVIEW

The Company was founded in 1989 to develop and sell computer integrated laboratory systems ("LIS"). The Company operated under the name 3Net Systems, Inc. and was never successful in the LIS market. Therefore, in fiscal 1996, the Company stopped new system development and later decided to exit LIS entirely. This process was completed in May 1997.

During fiscal 1997, the Company changed its name to Alternative Technology Resources, Inc. (ATR) and focused its efforts upon a business opportunity not related to LIS. During fiscal years 1995 and 1996, the Company developed and implemented a program whereby it recruits experienced, qualified computer programmers primarily from the former Soviet Union, obtains necessary visas, and places them for assignment in the United States. The Company started this process to support its former LIS business and the needs of a customer that was developing medical administrative systems. However, ATR soon discovered an encouraging demand for these programmers from others and began its present business on a limited basis. Initial success placing programmers and increasing expressions of demand have encouraged ATR to focus entirely upon growing its niche in the contract programming marketplace.

RESULTS OF OPERATION

CONTRACT PROGRAMMING

CONTRACT PROGRAMMING REVENUE. Contract programming revenue results primarily from sales of the programmer services described in Overview. To a lesser extent, sales of custom programming and software development and acting as an intermediary in providing such service are also included in Contract Programming Revenue.

Revenues increased approximately $214,000 or 57% in the quarter ended
March 31, 1997, compared to the quarter ended March 31, 1996, and increased approximately $404,000 or 43% for the first nine months of fiscal 1997 compared with the first nine months of fiscal 1996. The higher revenue in the third quarter of fiscal 1997 resulted from having an average of 34 programming personnel placed at customer sites during the quarter ended March 31, 1997, compared to an average of 16 programmers placed during the third quarter of fiscal 1996. This increase was partially offset by a decrease of approximately $248,000 in revenues for providing contract system enhancements programming for LIS customers. The increase for the first nine months of fiscal 1997 compared to the same period in fiscal 1996 also results from this approximate doubling of the number of programmers placed, partially offset by a reduction of approximately $465,000 in revenues from the sale of programming enhancements to LIS customers.

PROGRAMMER COSTS. Programmer costs are the salary, other wage and benefit costs of ATR's programmer employees. These costs increased approximately 136% and 101% for the three and nine months ended March 31, 1997, respectively, compared to the same periods last year. These increases are primarily due to more than doubling the average number of programmers placed during the comparable periods.

START-UP AND OTHER COSTS. Start-up and other costs primarily represent the costs of recruiting, training, travel for programmer employees coming to the United States from the Former Soviet Union for the first time, relocation costs within the United States, and legal and other costs and fees related to obtaining and maintaining compliance with required visas, postings and notifications.

Also included in this category of costs are wage, other salary and benefit costs incurred by ATR whenever programmer employees are hired and enter the United States or are relocated once in the United States but before these programmers begin working at a customer's work site. There are sometimes periods of up to several days when under immigration law, ATR, as employer, must pay a programmer employee prevailing wages for his or her specialty even when the programmer is not placed.

ATR expenses start-up and other costs as incurred, which results in timing differences between the incurring of expense and recognition of resulting revenue. Such differences may be particularly evident in ATR's case because of its relatively small revenue base and rapid growth. The affect may be particularly noticeable whenever the timing of placement of employees is such that the major start-up costs occur late in one reporting period and the revenues appear in subsequent periods. This was the case in the quarter ended March 31, 1997, and is also expected to occur for the quarter ending June 30, 1997, based on the timing of anticipated programmer placements.

Start-up and other costs increased approximately $52,000 or 76% in the quarter ended March 31, 1997, as compared to the same quarter in 1996, and increased approximately $154,000 or 137% for the first nine months of fiscal 1997 as compared with the same period of 1996. These increases are due to placing or relocating approximately 26 programmers during fiscal 1997 compared to placing approximately 11 new programmers during fiscal 1996. In addition, the Company experienced increased costs in the current period associated with expanding recruiting and training efforts overseas.

CONTRACT PROGRAMMING GROSS PROFIT (LOSS). The gross profit (loss) on contract programming revenue was (7)% and (6)% for the three and nine months ended March 31, 1997, respectively, compared to 24% and 27% in the same periods of fiscal 1996. This decrease is primarily due to the revenues from contract system enhancements for LIS customers during fiscal 1996 but not repeated in fiscal 1997. The timing of start-up and other costs compared to matching revenue as discussed above also contributed to the negative margins for the current periods.

SYSTEM DEVELOPMENT, SERVICE AND SALES

In January 1997 the Company decided to phase out within the year all LIS development, software support and hardware services. The Company notified its remaining LIS customers that it would not renew its contracts with them on their next renewal date. In May 1997, the Company assigned all remaining LIS contracts to a third party, thereby completing the phase out more quickly than anticipated. Therefore, revenue from system sales, service and enhancements has, as expected, been rapidly declining and will soon be immaterial.

Now that the LIS phase out is complete, all remaining expenses associated with this business will also be eliminated as soon as possible.

SYSTEM SERVICE AND SALES REVENUE. System service and sales revenue decreased approximately $58,000 or 48% in the quarter ended March 31, 1997, compared to the comparable quarter in fiscal 1996 and decreased $127,000 or 36% in the nine months ended March 31, 1997, compared to the comparable period in fiscal 1996. Decreases are due to the phase out explained above.

SYSTEM SERVICE AND SALES REVENUE GROSS MARGIN. Gross margin from this line of business decreased from 52% in the three months ended March 31, 1996, to 35% for the comparable period in fiscal 1997. In the nine months ended March 31, 1997, the gross margin increased from 34% in fiscal 1996 to 55% in fiscal 1997. This increase for the first nine months in fiscal 1997 is due to the write down of the remaining net book value of purchased system software during the first six months of fiscal 1996.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES

SALES, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A expenses decreased approximately $75,000 or 20% and $403,000 or 32% for the three and nine months ended March 31, 1997, respectively, compared to the same periods of fiscal 1996. This decrease for the nine months ended March 31, 1997, is due to a reduction in legal and accounting expense of approximately $173,000, the elimination of approximately $170,000 in product sales costs and a decrease in travel expense of approximately $53,000.

OTHER OPERATING EXPENSES

RESEARCH AND DEVELOPMENT EXPENSES. There were no research and development expenses during the three and nine months ended March 31, 1997. None are expected during fiscal 1997.

SETTLEMENT EXPENSE. There were no settlement expenses during the three and nine months of fiscal 1997. Expenses in fiscal 1996 were primarily settlement of a suit by a former employee.

OTHER INCOME (EXPENSE)

INTEREST EXPENSE. Interest expense increased approximately $76,000 in the nine months ended March 31, 1997, compared to the same period in fiscal 1996 due to a net increase in notes payable of approximately $726,000.

RECOVERY OF LEGAL COSTS. During the quarter ended March 31, 1997, legal expenses and costs of $201,550 recorded by the Company related to litigation were reimbursed by insurers of Mr. Cameron and the Company.

INCOME TAXES

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

NET LOSS

Net loss decreased $123,956 or 40% and $746,011 or 59% for the three and nine months ended March 31, 1997, respectively, compared to the same periods in fiscal 1996.

NET LOSS PER SHARE

The Company's net loss per share has been computed by dividing net loss after deducting Preferred Stock dividends ($30,625 in each of the three months ended March 31, 1997 and 1996, and $91,875 in each the nine months ended March 31, 1997 and 1996, respectively) by the weighted average number of shares of Common Stock outstanding during the quarters presented, including Common Stock to be issued.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has used a combination of equity and debt financing and internal cash flow to fund research and development, support operations, obtain capital equipment, and finance inventory and accounts receivable. The Company expects to continue to be a net user of cash for operations in the near future. In the first nine months of fiscal 1997 the Company used an average of approximately $88,000 per month of cash for operating activities, as compared with an average of approximately $48,000 per month in the first nine months of fiscal 1996. The Company expects that the average rate at which cash is used during fiscal 1997 will not decrease as a direct result of attempting to grow its contract computer programming and consulting services.

In fiscal 1996 and the first nine months of fiscal 1997, the Company suffered significant losses from operations. As of March 31, 1997, the Company had a net working capital deficit of $4,103,971 and an accumulated deficit of $34,009,590. The Company was unable to generate adequate cash flow from operations to meet its cash flow requirements in the nine months ended March 31, 1997, and, as a result, the Company met its cash flow requirements primarily through short term financing from two stockholders. During the first nine months of fiscal 1997, the Company consumed approximately $796,000 on operating activities, and generated approximately $743,000 from financing activities and $6,000 from investing activities. During the first nine months of fiscal 1996, the Company consumed approximately $434,000 on operating activities and $4,000 on investing activities, and generated approximately $411,000 from financing activities.

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

Historically, the Company has relied upon cash infusions from two if its major stockholders, Cameron and Negri, to fund its operations. Although the Company has not entered into any written agreement with Cameron or Negri, management believes, based on discussions with these individuals, that these two stockholders will continue to finance the Company's operations during fiscal 1997. In December 1996, Cameron and Negri extended the maturity date on notes payable totaling approximately $1.2 million from December 31, 1996, to the earlier of December 31, 1997, or such time as the Company obtains equity financing.

In addition, On April 21, 1997, Cameron became the named borrower under the $1,000,000 line of credit with Bank of America, and the Company issued a note payable (the "Straight Note") to Cameron for the $1,000,000 in accordance with the Reimbursement Agreement the Company signed on February 28, 1994. Terms of the note provide for an interest rate of 9.5% and monthly interest payments. No maturity date is stated in the note;
however, under the terms of the Reimbursement Agreement, upon written demand by Cameron, the Straight Note will be replaced by a convertible note (the "Convertible Note") in a principal amount equal to the Straight Note and bearing interest at the same rate. The conversion ratio of the Convertible Note is equal to the "Applicable Percentage," as defined in the Reimbursement Agreement, multiplied by the average trading price of the Company's Common Stock over the period of ten trading days ending on the trading day next preceding the date of issuance of such Convertible Note.
The Applicable Percentage, which was originally 50%, has been reduced to 20% per the terms of the Reimbursement Agreement due to the Bank extending the maturity date of the line of credit. The Applicable Percentage may not be reduced below 20%.

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

PART II.  OTHER INFORMATION
Item 1


In June 1995, a former consultant, officer and director filed suit against the Company for breach of contract, among other claims. In February 1996, an arbitration panel entered its order dismissing with prejudice all claims of the former consultant. Subsequently, the former consultant filed a notice of appeal with the 3rd District Appellate Court, which the Court ultimately dismissed due to the consultant's failure to file an opening brief. At the end of April 1997, the former consultant filed a motion to reinstate his appeal, along with a copy of his opening brief; and in May 1997 the Court denied this motion to reinstate the appeal.

Items 2, 3, 4 and 5

None

PART II.  OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K


(a)  Exhibit
     NUMBER    DESCRIPTION OF DOCUMENTS

     10.68     Agreement between the Registrant and Adept, Inc. dated
               February 1997.

     10.69     Sale of Cortex between the Registrant and Omnitech
               Migrations International, Inc. (formerly known as Centre de Traitment I.T.I. Omnitech, Inc.), dated May 2, 1997.

     10.70 Mutual Release and Settlement Agreement between the Registrant and Omnitech Migrations International, Inc. (formerly known as Centre de Traitment I.T.I. Omnitech, Inc.), dated May 6, 1997.

     27.1      Financial Data Schedule

(b) There were no reports on Form 8-K filed during the last quarter ended March 31, 1997.

                            SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNATIVE TECHNOLOGY RESOURCES, INC.
(FORMERLY KNOWN AS 3NET SYSTEMS, INC.)
          (Registrant)




[CAPTION]
Dated:  May 14, 1997          W. ROBERT KEEN

                              W. Robert Keen
                              Chief Executive Officer
                              (Principal Executive Officer)





Dated:  May 14, 1997          EDWARD L. LAMMERDING

                              Edward L. Lammerding
                              Chief Financial Officer
                              (Principal Financial Officer)