Form 10KSB
period 1997-06-30
ALTERNATIVE TECHNOLOGY RESOURCES INC
filed 1997-09-29
CIK 885520

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-KSB
(Mark One)
[X]  ANNUAL  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934
     FOR THE FISCAL YEAR ENDED JUNE 30, 1997

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934
     For the transition period from _____ to _____

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

                       629 J STREET, SACRAMENTO, CA 95814
        (Address of principal executive offices, including zip code)

                                (916) 325-9370
             (Issuer's telephone number, including area code)

        Securities registered under Section 12 (b) of the Act:

           Title of Each Class        Name of Each Exchange on Which Registered
                NONE

                Securities registered under Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.  [   ]

State issuer's revenue for its most recent fiscal year. $2,378,934

Aggregate market value of the Registrant's common voting stock held by non-affiliates of the Registrant on September 15, 1997 was $3,017,858 (based on the final trading price on that date).

Number of shares of Common Stock outstanding at September 15, 1997:  25,812,787

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on November 18, 1997, are incorporated by reference into Part III.

                     Exhibit index is located on page 12.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Alternative Technology Resources, Inc. ("ATR" or the "Company") [formerly known as 3Net Systems, Inc.], a Delaware corporation, was founded in 1989 to develop and sell computer integrated laboratory systems ("LIS"). The Company operated under the name 3Net Systems, Inc. and was never successful in the LIS market. Therefore, in fiscal 1996, the Company stopped new system development and exited the LIS software market entirely.

During fiscal 1997, the Company changed its name to Alternative Technology Resources, Inc. (ATR) and focused its efforts to develop its computer programmer placement business. During fiscal years 1995 and 1996, the Company developed and implemented a program whereby it recruits experienced, qualified computer programmers primarily from the former Soviet Union, obtains necessary visas, and places them for assignment in the United States. The Company started this process to support its former LIS business and the needs of a customer that was developing medical administrative systems. ATR soon discovered an encouraging demand for these programmers from others and began its present business on a limited basis. Initial success placing programmers and increasing expressions of demand have encouraged ATR to focus entirely upon growing its niche in the contract programming marketplace.

Based upon its experience in the market thus far, and critical industry forecasts, the Company believes that its current focus offers the best opportunity for financial recovery and the development of a viable ongoing enterprise. In line with this business strategy, in May 1997, the Company transferred and assigned its right, title, and interest in and to its LIS software and hardware customer service contracts to Omnitech Migrations International, Inc. ("OMI") and delegated to OMI all the Company's duties and obligations of performance thereunder. This step will allow ATR to focus its operations on providing contract programming and consulting services. The Company has begun to generate new revenues and has reduced its operating losses but did not generate sufficient cash flow in fiscal 1997 and fiscal 1996 to support operations.

The Company has incurred operating losses since inception which have resulted in an accumulated deficit of $33,855,886 at June 30, 1997. In addition, at June 30, 1997 the Company had a working capital deficit of $3,699,100 and a stockholders' deficit of $3,688,513. Therefore, the Company is pursuing additional funds through private equity financings or additional debt financings. Although there can be no assurances that additional financing can be obtained or that if obtained, such financing will be sufficient to prevent the Company from having to further materially reduce its level of operations or be forced to seek protection under federal bankruptcy laws, management of the Company believes that sufficient financing will be available until operations can be funded through contract programming and consulting services. Ultimately, the Company will need to achieve a profitable level of operations to fund growth and to meet its obligations when they become due.

SERVICES

CONTRACT PROGRAMMING

ATR provides contract computer programming and consulting services to an expanding base and variety of industrial customers by recruiting, training, importing, and contractually deploying foreign information technology professionals from the former Soviet Union (FSU) for direct assignment to customer programming projects. The mechanism by which such prospective foreign contractors are identified and prepared for assignment to U.S. company projects is the Company's business relationship with a technology firm based in the FSU. The Company has an exclusive contract with PRIZE-ITM, LTD. ("PRIZE"), a Latvian company that specializes in information technology recruiting, training and software development. The key principals of PRIZE are former senior executives and managers of the Research Division of the Riga Institute for Civil Aviation Automation and Controls, Riga, Latvia. In the former Soviet Union, the Riga Institute provided information technology education and software development services to the Ministry of Civil Aviation (AEROFLOT). The original nucleus of PRIZE employees came from the Riga Institute after the major functions supporting AEROFLOT were discontinued. The Company pays a monthly fee to PRIZE for the services they perform in recruiting and training personnel for U.S. assignments. The process works as follows:

<circle> The  Company  identifies information technology personnel requirements with its U.S. customers, and provides PRIZE with a technical job profile that describes the specific applications software, computer hardware, operating systems and years experience required to qualify for the specific U.S. customer-identified position. PRIZE uses these profiles to identify and select appropriate candidates. PRIZE has developed a data base of resumes of individuals from Riga and other parts of the former Soviet Union who have technical and language proficiency skills necessary to work in the United States, and who have indicated a desire to work overseas. This data base is integrated with the specific job criteria, and any personnel matches are further interviewed to ascertain if the individual is technically qualified for the specific job and has a desire to participate in the Company's U.S. placement program. PRIZE may also advertise in local newspapers or industry periodicals for information technology professionals with specific technical skills and work experience. These advertisements are placed with a specific U.S. customer in mind that has identified a need within its organization which cannot be filled through its normal domestic U.S. personnel selection channels. In addition, PRIZE has recruiting representatives in other cities in the former Soviet Union who participate in job fairs, and who recruit potential candidates through educational institutions, technical companies or on-line services in their local area.

<circle> PRIZE provides several types of training depending upon the U.S. based customer needs and the needs of the people who are being recruited to fill positions at the customer site. Computer based or classroom training is provided in subjects such as specific programming languages, specific computer operating systems, and business subjects for which computer automation support is provided by the customer to its users. Additional training is provided in English, and U.S. business and personal lifestyles. Not all candidates recruited by PRIZE are trained in technical subjects if they have the requisite skills based on their previous work experience. Depending on the U.S. customer, some specific training may be provided by the customer either in conjunction with PRIZE's training program or once the contractors are at the customer's site. This training is usually more detailed education regarding the customer's business, applications software, and technical environment.

<circle> The typical contract relationship with foreign contractors starts with a representation agreement which allows the Company to represent the candidate for a fixed period of time in the U.S. information technology market. Further this contract authorizes the Company to process an H1-B work visa with the U.S. Immigration Service when an appropriate job has been found for the candidate. This contract also identifies specific training required to be performed by the candidate prior to reporting to the U.S. customer's work site. After the H1-B visa is approved, the Company and the candidate sign a three year, extendable contract which supports the employment requirements of the H1-B visa, and identifies all the services to be performed by the Company and the contractor. All employment and compensation terms are between the Company as employer, and the contractor as an employee of the Company.

<circle> The Company  places  its  foreign  workers  with  companies  that have specific technical needs not being met with domestic workers. Usually these jobs are in technical areas of computer system maintenance where older technologies are still being used, and where there is a defined shortage of qualified manpower in this country. The Company places its candidates as contract services employees directly with customer companies, and also has strategic business relationships with other contract services companies who have job openings with their customers that they cannot fill from their own available U.S. personnel resource pools.

<circle>   The   Company  provides  all  visa  application  support,  including application fees, and also provides international and domestic transportation to the customer's work-site. When necessary, the Company also provides housing and other support services, e.g. utilities and telephone, until the contractor is capable of establishing credit in order to provide these services for himself.

The Company believes it has an opportunity to place many FSU computer specialists in U.S.-based computing assignments providing "legacy system" support and maintenance. A legacy system is a business application system developed ten or more years ago in an older computer language (such as COBOL, PL/1, or Assembler Language) that continues to operate on a mainframe or mid-frame hardware platform. The cost of maintenance for such systems has steadily risen over the years. Even more problematic for the U.S. companies operating legacy systems today is the ever-decreasing domestic labor pool of programmers who are technically qualified and who desire to perform software maintenance tasks.

The increasing disparity between the amount of legacy system maintenance demand and the supply of qualified, motivated programmers to perform it is further escalated by the Year 2000 conversion issue. Also known as the "millennium bug," this problem arises from the widespread use of only two digits to represent the year in computer programs performing date computations and decision-making functions. Unless these programs are modified, many may fail due to their inability to interpret properly these date fields (e.g., such programs may interpret "00" as the year "1900" rather than as "2000"). The Gartner Group, an information technology market research firm, has estimated that it will cost the public and private sectors between $300 and $600 billion worldwide to perform the necessary Year 2000 conversions.

The Company has joint marketing agreements with two professional contract services companies who market the Company's personnel resources. The Company is the preferred provider of foreign workers to these companies. The joint marketing agreements are in initial stages and no assurances can be given that they will be successful in placing the Company's personnel resources or that the Company will find qualified technical personnel to fulfill the needs of its clients.

At September 15, 1997, the Company had 63 foreign contractors actively employed in U.S.-based contracts at 11 different customer business locations in Massachusetts, Connecticut, Texas, Georgia, California, Missouri, New Hampshire and Minnesota.

SYSTEM SERVICE

Until May 1997, the Company provided software and hardware maintenance support services to customers who licensed one or more of its proprietary system products. In line with its business strategy to focus on contract programming services, the Company transferred and assigned its right, title, and interest in and to its LIS software and hardware customer service contracts to Omnitech Migrations International, Inc. ("OMI") and delegated to OMI all the Company's duties and obligations of performance thereunder. See "Item 6. Results of Operation -- Other Operating Expenses."

CUSTOMERS

The Company's customer base includes those companies to which it is providing services in alternative programming resource services. In fiscal 1997 two customers constituted approximately 73% of total revenues. In fiscal 1996 two customers provided approximately 77% of the Company's total revenues.

The loss of any significant customer may have a material adverse effect on the Company's operating results.

SALES

During fiscal 1996, in connection with the Company's shift in focus to contract programming and consulting, one LIS product sales staff position and three sales support staff positions were eliminated. The Company's executive officers and certain technical staff members currently participate in selling efforts by directly contacting potential contract programming and consulting customers. The Company also relies upon and benefits from the efforts of third-party business partners in the sale and placement of foreign contractors in new customer contracts and the management of such accounts after the sale.

COMPETITION

CONTRACT PROGRAMMING

The information technology temporary services industry is highly competitive with limited barriers to entry. Within local markets, smaller firms actively compete with the Company for business, and in most of these markets no single company has a dominant share of the market. The Company also competes with larger full-service and specialized competitors in national, regional, and local markets which have significantly greater marketing, financial, and other resources than the Company.

Due to the niche definition of its alternative programming resources ("APR") market segment and the growing general shortage of legacy system maintenance programmers, the Company does not believe that external competition represents the primary impediment to its placement of its programmers in customer contracts. Rather, the Company's APR business is limited primarily by its ability to recruit, train, and present qualified candidates to the customer and to obtain acceptance by potential customers of using foreign contractors. Qualification attributes for placement in U.S. customer contracts include the particular technical skills and experience corresponding to the customer's requirements and sufficient English language skills to communicate effectively in an American business environment.

GOVERNMENT REGULATION

The Company's operations are subject to various federal and state laws. The Company believes that its operations currently comply with such laws, but there can be no assurance that subsequent laws, or subsequent changes in current laws or legal interpretations, will not adversely affect the Company's operations.

In connection with its APR program using FSU employees, the Company must comply with the laws and regulations of the United States Immigration and Naturalization Service (the "INS"). The Company has engaged the services of a business immigration lawyer to assist in the filing of all appropriate documents necessary for the Company to invite foreign workers to the United States for contract programming assignments. While the Company and its immigration lawyer are very familiar with the current rules and regulations, there can be no assurance that the immigration laws of the United States will not be changed, resulting in a potentially negative effect on the Company's ability to engage qualified FSU employees. At present there is a 65,000 person limitation on the number of H1-B visas which can be granted in a fiscal year. Although this limitation has been reached in the last two years, the Company's business has not been impacted by this limitation; however, there is no assurance that such limitation will not impact the Company's future operations.

RESEARCH AND DEVELOPMENT

In fiscal 1996, the Company incurred product development costs totaling $657,437, all of which was expensed as research and development costs. The Company discontinued research and development during fiscal 1996 and either terminated or reassigned employees to contract programming or administrative activities.

HUMAN RESOURCES

At September 15, 1997, the Company had 73 employees, consisting of 3 executive officers, 63 contract programming personnel in the United States on visa from the former Soviet Union, and 7 administrative support personnel. There are 10 employees located at the Company's headquarters in Sacramento and 63 at customer locations as follows: 15 in Massachusetts, 12 in Connecticut, 11 in Texas, 9 in Georgia, 9 in California, 3 in Missouri, 3 in New Hampshire, and 1 in Minnesota. None of the Company's employees is represented by a labor union. Management considers its employee relations to be good.

INSURANCE

The annual coverage limits for the Company's general premises liability and workers' compensation insurance policies are $2,000,000 for liability insurance policies and $1,000,000 for workers' compensation. The Company also has a $1,000,000 policy for errors and omissions insurance. Management believes such limits are adequate for the Company's business; however, there can be no assurance that potential claims will not exceed the limits on these policies.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's headquarters are located in Sacramento, California. The Company occupies approximately 5,515 square feet of office space which it leases from James W. Cameron, Jr., a substantial shareholder, for a monthly rent of $7,195. The lease expires and will be renewed in December 1997.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not currently a party to any pending legal proceedings. A previously reported action between the Company and a former consultant was resolved during fiscal 1997 in favor of the Company. In addition, during fiscal 1997, legal expenses and costs of $201,550 accrued in prior periods by the Company related to this litigation were reimbursed by insurers of Mr. Cameron and the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the quarter ended June 30, 1997 to a vote of security holders.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Company Common Stock is traded on the OTC Bulletin Board under the symbol "ATEK". Effective December 2, 1996, the Company changed its name from 3Net Systems, Inc., to Alternative Technology Resources, Inc. Prior to December 2, 1996, the Company's Common Stock was traded under the symbol "TNET." The Company's shares were de-listed by NASDAQ on August 16, 1995, due to the Company's failure to maintain a closing bid price of its Common Stock at or above $1.00 per share. The Company's shares have continued to trade on the OTC

Bulletin Board since August 16, 1995. The loss of listing on the NASDAQ SmallCap Market has resulted in transactions in the Common Stock becoming subject to the "penny stock" disclosure requirements of Rule 15g-9 under the Exchange Act and reduced liquidity in the trading market for the Common Stock.

The financial information contained herein includes the effect of a one-for-ten consolidation of the Company's outstanding Common Stock, par value $0.01 per share, which became effective on December 2, 1996.

Set forth below are the high ask and low bids for the Common Stock of the Company for each of the last eight quarters. The prices have been adjusted to give effect to a one-for-ten share consolidation effective on December 2, 1996. The quotations are derived either from the IDD Information Services, Tradeline Database or the National Association of Securities Dealers, Inc. and reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions in the Common Stock. There is no public market for the Company's Preferred Stock.

                PERIOD                        HIGH                        LOW

Quarter ended September 30, 1995             $ 6.30                     $ 1.30
Quarter ended December 31, 1995              $ 1.90                     $ 0.50
Quarter ended March 31, 1996                 $ 1.30                     $ 0.30
Quarter ended June 30, 1996                  $ 2.80                     $ 0.50
Quarter ended September 30, 1996             $ 2.50                     $ 1.10
Quarter ended December 31, 1996              $ 2.20                     $ 0.56
Quarter ended March 31, 1997                 $ 1.25                     $ 0.44
Quarter ended June 30, 1997                  $ 1.25                     $ 0.81

The Company had approximately 169 Common Stockholders of record and 3 Preferred Stockholders of record as of September 15, 1997. The last reported sales price for the Company's Common Stock was $0.9375 on September 15, 1997.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion provides information to facilitate the understanding and assessment of significant changes in trends related to the financial condition of the Company and its results of operations. It should be read in conjunction with the audited financial statements and footnotes appearing elsewhere in this report. Dollar amounts reported have been rounded to the nearest thousand.

RESULTS OF OPERATION

CONTRACT PROGRAMMING

CONTRACT PROGRAMMING REVENUE. Contract programming revenue results primarily from sales of programmer services. To a lesser extent during fiscal 1997, sales of custom programming and software development and acting as an intermediary in providing such service are also included in Contract Programming Revenue. These latter categories of sales are expected to be immaterial in the future.

Revenues increased $738,000 or 58% in fiscal 1997 compared to fiscal 1996. This increase is due to growth in the number of contract programmers placed at customer sites in fiscal 1997 compared to fiscal 1996 and to the length of time contract programmers were at customer sites during each of the fiscal years. In fiscal 1997, there was an average of 33 programming personnel placed compared to 16 in fiscal 1996. This increase was partially offset by a decrease of $576,000 in revenues from providing contract system enhancements programming for LIS customers, a service ATR no longer provides.

PROGRAMMER COSTS. Programmer costs are the salary, other wage and benefit costs of ATR's programmer employees. These costs increased $825,000, or 99% in fiscal 1997 compared to fiscal 1996. This increase was due to normal salary management and the approximate doubling of the average number of programmers placed during the preceding fiscal year.

START-UP AND OTHER COSTS. Start-up and other costs primarily represent the costs of recruiting, training, and travel for programmer employees coming to the United States from the Former Soviet Union for the first time, relocation costs within the United States, and legal and other costs related to obtaining and maintaining compliance with required visas, postings and notifications.

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

ATR expenses start-up and other costs as incurred, which results in timing differences between the incurring of expense and recognition of resulting revenue. Such differences were particularly evident in ATR's case during fiscal 1997 because of its relatively small revenue base and rapid increase in the number of programmer placements. The affect may continue to be noticeable whenever the timing of placement of employees is such that the major start-up costs occur late in one reporting period and the revenues appear in subsequent periods. This was the case in the quarter ended June 30, 1997.

Start-up and other costs increased $289,000 or 199% in fiscal 1997 compared to fiscal 1996. This increase is due to placing or relocating approximately 39 programmers during fiscal 1997 compared to placing 11 new programmers during fiscal 1996. In addition, the Company experienced increased costs in the current period associated with expanding recruiting and training efforts overseas.

CONTRACT PROGRAMMING GROSS PROFIT (LOSS). The gross profit (loss) percentage on contract programming revenue was (4)% for fiscal 1997 compared to 24% for fiscal 1996. There were revenues from contract system enhancements for LIS customers during fiscal 1996 that were not repeated in fiscal 1997. The timing of start-up and other costs compared to matching revenue as discussed above also contributed to the negative margins for fiscal 1997.

SYSTEM SERVICE

In January 1997 the Company decided to phase out within the year all LIS software support and hardware services. The Company notified its remaining LIS customers that it would not renew its contracts with them on their next renewal date. In May 1997, the Company assigned all remaining LIS contracts to a third party, thereby completing the phase out more quickly than anticipated. As a result of this agreement, the Company recognized $131,181 in service revenue previously recorded as deferred revenue, although total revenue for fiscal 1997 declined as expected.

SYSTEM SERVICE REVENUE. System service revenue decreased $140,000 or 28% in fiscal 1997 compared to comparable fiscal 1996. Decreases are due to the phase out explained above.

SYSTEM SERVICE GROSS MARGIN. Gross margin from this line of business increased from 10% in fiscal 1996 to 68% in fiscal 1997. This increase is due to a write down of the remaining net book value of purchased system software licenses and obsolete inventory which occurred during fiscal 1996 and not fiscal 1997, and to the recognition of service contract revenue in fiscal 1997 when the Company assigned those contracts to OMI in May 1997 (see "Description of Business -- System Service").

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A expense decreased $153,000 or 12% in fiscal 1997 compared to fiscal 1996. A decrease of $459,000 in marketing/sales, legal/accounting and travel or related expenses was partially offset by an increase of $141,000 in SG&A personnel costs and $165,000 in facilities costs charged to SG&A. In prior years a portion of facilities costs was allocated to cost of sales and research and development. However, in fiscal 1997 all facilities costs are charged to SG&A because no other activities occurred at the Company's headquarters during fiscal 1997. Total facilities costs in fiscal 1997 decreased by $211,000 compared to fiscal 1996.

OTHER OPERATING EXPENSES

RESEARCH AND DEVELOPMENT EXPENSES. There were no research and development expenses during fiscal 1997. During fiscal 1996, $253,000, $251,000, and $153,000 was expensed for personnel costs, co-development fees, and allocated facilities costs, respectively, related to LIS products.

SETTLEMENT EXPENSE. There were no settlement expenses during fiscal 1997. Expenses in fiscal 1996 were primarily related to the settlement of a lawsuit by a former employee.

OTHER INCOME (EXPENSE)

INTEREST EXPENSE. Interest expense increased $125,000 in fiscal 1997 compared to fiscal 1996 due to a net increase in notes payable and other debt of $993,000.

SETTLEMENT OF DISPUTE WITH DISTRIBUTOR. Since 1993, the Company and its Canadian distributor (the "Distributor") disputed several provisions of their Distributor and Co-Development Agreement, modified certain provisions of the agreement in 1994 and 1995, and continued to dispute several provisions of the modified agreement during 1996 and 1997. In May 1997, the Company and the Distributor signed a Mutual Release and Settlement Agreement wherein both parties agreed to the settlement of any and all issues arising from or relating to the Distributor and Co-Development Agreement, and any of its modifications, and any and all other matters arising from or relating to any relationship or agreements(s) between the Company and the Distributor by mutually agreeing to cancel and terminate the agreement(s) and by releasing each other from any and all claims, demands, or liabilities which have arisen or which may arise from the agreement(s). As a result of this agreement, the Company reversed net accounts payable to the Distributor previously recorded of $189,299.

EXPIRATION OF ACCRUED CUSTOMER OBLIGATIONS. During fiscal 1992, the Company recorded an estimated liability in the amount of $242,848 related to certain software sales agreements. After discussion with legal counsel, management of the Company believes the Company has no further obligation to perform under these customer contracts. Therefore, in fiscal 1997, the Company reversed its previously recorded liability of $242,848.

REIMBURSEMENT FROM INSURANCE COMPANY. During fiscal 1997, legal expenses and costs of $201,550 accrued in prior periods by the Company related to a suit from a former consultant were reimbursed by insurers of Mr. Cameron and the Company.

INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109. As of June 30, 1997, the Company had a net operating loss carryforward for federal and state income tax purposes of $24 million and $12 million, respectively. The federal net operating loss carryforward expires in the years 2006 through 2012 and the state net operating loss carryforward expires in 1998 through 2002. In connection with the Company's initial public offering, a change of ownership (as defined in Section 382 of the Internal Revenue Code of 1986, as amended), occurred. As a result, the Company's net operating loss carryforwards generated through August 10, 1992 are subject to an annual limitation of $300,000.

In August and September 1993, a controlling interest of the Company's stock was purchased, resulting in a second annual limitation of $398,000 on the Company's ability to utilize net operating loss carryforwards generated between August 11, 1992, and September 13, 1993. The Company expects that the aforementioned annual limitations will result in $3.6 million of net operating loss carryovers which may not be utilized prior to the expiration of the carryover period.

NET LOSS

Net loss decreased to $648,187 in fiscal 1997 from $1,847,812 for fiscal 1996.

NET LOSS PER SHARE

The Company's net loss per share has been computed by dividing net loss after deducting Preferred Stock dividends ($122,500 in each of the fiscal years 1997 and 1996) by the weighted average number of shares of Common Stock outstanding during the periods presented after giving effect to the Company's one-for-ten consolidation of Common Stock approved by the stockholders on November 21, 1996, and effective December 2, 1996. Net loss per share decreased as a result of a smaller loss and a greater number of shares used in the calculation in fiscal 1997 compared to fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has used a combination of equity and debt financing and internal cash flow to fund operations, obtain capital equipment, and finance accounts receivable. The Company expects to generate positive cash flow from operations during fiscal 1998, but not at levels sufficient to pay off current obligations and fund rapid growth of its contract computer programming and consulting services; therefore the Company contemplates needing to raise additional financing during fiscal 1998.

The report of independent auditors on the Company's June 30, 1997 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. Based on the recent steps the

Company has taken to reduce its expenses and refocus its operations, the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern and that this plan will enable the Company to continue as a going concern through the end of fiscal year 1998. However, considering, among other things, the Company's historical operating losses and its short history in the contract computer programming industry, there can be no assurance that this plan will be successfully implemented.

The Company received short-term financing in the form of notes payable of $1.0 million during fiscal 1997 and $0.7 million during fiscal 1996 from two stockholders, Cameron and Dr. Max Negri ("Negri"), to fund its operations. These notes mature December 31, 1997 and bear interest at 10.25%. The Company must obtain additional funds during fiscal 1998 in order to meet its obligations while attempting to grow revenues to a level necessary to generate cash from operations. Although the Company has not entered into any written agreement with Cameron or Negri, management believes, based on discussions with these two individuals, that these two stockholders will continue to finance the Company's operations during fiscal 1998. In December 1996, Cameron and Negri extended the maturity date on all notes payable currently maturing from December 31, 1996, to the earlier of December 31, 1997, or such time as the Company obtains equity financing. Although the Company has not entered into any written agreement with Cameron or Negri, management believes, based on discussions with these two individuals, that Cameron and Negri will continue to fund operations and extend the maturity dates of the various notes payable until at least June 30, 1998, or until such time as the Company can repay the notes. However, there can be no assurance that events may arise which may affect these stockholders' ability to finance the Company or that the Company may experience significant and unanticipated cash flow problems which may cause these two stockholders to reconsider their investment. Further, if the Company experiences significant cash flow problems, the Company may be required to reduce the level of its operating activities or be forced into seeking protection under federal bankruptcy laws.

In February 1994, the Company entered into a revolving line of credit with Bank of America, NT&SA, (the "Bank") in the amount of $2,000,000, which was later reduced to $1,000,000. On April 21, 1997, Cameron became the named borrower under the line of credit, and the Company issued a note payable (the "Straight Note") to Cameron for the $1,000,000 in accordance with the Reimbursement Agreement the Company signed on February 28, 1994. Terms of the note provide for an interest rate of 9.5% and monthly interest payments. No maturity date is stated in the note; however, under the terms of the Reimbursement Agreement, upon written demand by Cameron, the Straight Note will be replaced by a convertible note (the "Convertible Note") in a principal amount equal to the Straight Note and bearing interest at the same rate. The conversion ratio of the Convertible Note is equal to the "Applicable Percentage," as defined in the Reimbursement Agreement, multiplied by the average trading price of the Company's Common Stock over the period of ten trading days ending on the trading day next preceding the date of issuance of such Convertible Note. The Applicable Percentage, which was originally 50%, has been reduced to 20% per the terms of the Reimbursement Agreement due to the Bank extending the maturity date of the line of credit. The Applicable Percentage may not be reduced below 20%.

On December 31, 1996, the Board of Directors named Mr. W. Robert Keen as Chief Executive Officer of the Company. In exchange for his services, Mr. Keen received 225,000 shares of Common Stock with a fair market value on the date of issuance of $168,750. The shares are subject to forfeiture in the event Mr. Keen voluntarily leaves the Company prior to January 1, 1998.

During fiscal 1997, the Company issued 303,871 shares of the Company's Common Stock in settlement of $237,000 in accrued legal costs and $158,000 in other claims accrued in prior years.

EFFECTS OF INFLATION

The Company's most significant cost  is  personnel.   To  the  extent personnel
costs increase, management of the Company believes that customer billing rates can be increased to cover such personnel increases.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company, including the notes thereto and report of the independent auditors thereon, are attached hereby as exhibits following page number 15.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM  9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND   CONTROL  PERSONS,
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by this item is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 18, 1997 under the Captions "Election of Directors", "Further Information concerning the Board of Directors" and "Section 16(a) Information." The Proxy Statement will be filed within 120 days of the Company's fiscal year end.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 18, 1997 under the Caption "Executive Compensation." The Proxy Statement will be filed within 120 days of the Company's fiscal year end.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 18, 1997 under the Caption "Principal Stockholders." The Proxy Statement will be filed within 120 days of the Company's fiscal year end.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 18, 1997 under the Caption "Certain Relationships and Related Transactions." The Proxy Statement will be filed within 120 days of the Company's fiscal year end.

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

3.3  Amended and Restated Certificate of Incorporation of the Registrant.

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

10.2 Form of Reimbursement Agreement, dated February 28, 1994, between the Registrant and James W. Cameron, Jr. (incorporated by reference to Exhibit
     10.29 to Form 10-KSB for the fiscal year ended June 30, 1994).

10.3 Form of Stock Purchase Warrant issued in connection with the Confidential Private Placement Memorandum of the Registrant, dated February 13, 1992 (Class A Warrant) (incorporated by reference to Exhibit 10.31 to Form 10-KSB for the fiscal year ended June 30, 1994).

10.4 Form of Stock Purchase Warrant issued April 22, 1993 (Class B Warrant) (incorporated by reference to Exhibit 10.32 to Form 10-KSB for the fiscal year ended June 30, 1994).

10.5+ Stock Purchase Warrant issued to William T. Manak on  April  6,  1994 for the purchase of 572,856 shares of the Registrant's Common Stock (incorporated by reference to Exhibit 10.34 to Form 10-KSB for the fiscal year ended June 30, 1994).

10.6 Stock Purchase Warrant issued to Dennis L. Montgomery on April 6, 1994 for the purchase of 125,000 shares of the Registrant's Common Stock (incorporated by reference to Exhibit 10.35 to Form 10-KSB for the fiscal year ended June 30, 1994).

10.7 Stock Purchase Warrant issued to Dennis L. Montgomery on April 6, 1994 for the purchase of 580,000 shares of the Registrant's Common Stock (incorporated by reference to Exhibit 10.36 to Form 10-KSB for the fiscal year ended June 30, 1994).

10.8 Form of Amended Stock Purchase Warrant issued to certain Class A, Class B, Class C and Class D Warrant Holders (incorporated by reference to Exhibit
     10.37 to Form 10-KSB for the fiscal year ended June 30, 1994).

Exhibit
NUMBER     DESCRIPTION OF DOCUMENT

10.9 Form  of  Stock  Purchase   Warrant,   dated  June  30,  1994,  issued  to
     stockholders of record on September 7, 1993 (incorporated by reference to Exhibit 10.38 to Form 10-KSB for the fiscal year ended June 30, 1994).

10.10 Form of Stock Purchase Warrant to Jeff Buckner as designee for James W. Cameron, Jr. (incorporated by reference to Exhibit 10.40 to Form 10-KSB for the fiscal year ended June 30, 1994).

10.11+     1993 Stock Option/Stock Issuance Plan (incorporated by reference  to
           Exhibit  10.47  to  Form  10-KSB  for the fiscal year ended June 30,
           1994).

10.12+ Stock Option Agreement, dated August 11, 1993, between the Registrant and Russell J. Harrison (incorporated by reference to
           Exhibit 10.51 to Form  10-KSB  for  the  fiscal  year ended June 30,
           1994).

10.13 Contractor Agreement, dated June 3, 1996, between the Registrant and Technical Directions, Inc. [formerly known as The Systems Group, Inc.] (incorporated by reference to Exhibit 10.42 to Form 10-KSB for the year ended June 30, 1996).

10.14 Lease, dated November 6, 1995, between the Registrant and James W. Cameron, Jr (incorporated by reference to Exhibit 10.46 to Form 10-KSB for the year ended June 30, 1996).

10.15 Agreement with Technical Directions, Inc. (incorporated  by  reference to
     Exhibit 10.47 to Form 10-KSB for the year ended June 30, 1996).

10.16 First Addendum to Lease between James W. Cameron, Jr., and the Registrant, dated October 1, 1996 (incorporated by reference to Exhibit
     10.52 to Form SB-2 filed December 18, 1996).

10.17 Agreement between Liberty Mutual Insurance Company and the Registrant, dated October 9, 1996 (incorporated by reference to Exhibit 10.53 to Form SB-2 filed December 18, 1996).

10.18 Note Payable between the Registrant and the Negri Foundation dated December 24, 1996 (incorporated by reference to Exhibit 10.60 to Form 10-QSB for the quarter ended December 31, 1996).

10.19 Note Payable between the Registrant and the Negri Foundation dated December 31, 1996 (incorporated by reference to Exhibit 10.61 to Form 10-QSB for the quarter ended December 31, 1996).

10.20 Note Payable between the Registrant and the Max Negri Trust dated December 31, 1996 (incorporated by reference to Exhibit 10.62 to Form 10-QSB for the quarter ended December 31, 1996).

10.21 Note Payable between the Registrant and the Cameron Foundation dated December 31, 1996 (incorporated by reference to Exhibit 10.63 to Form 10-QSB for the quarter ended December 31, 1996).

10.22 Note Payable between the Registrant and the James W. Cameron, Jr., as an individual, dated December 31, 1996 (incorporated by reference to Exhibit
     10.64 to Form 10-QSB for the quarter ended December 31, 1996).

Exhibit
NUMBER     DESCRIPTION OF DOCUMENT

10.23 Note Payable between the Registrant and James W. Cameron, Jr., as an individual, dated January 16, 1997 (incorporated by reference to Exhibit
     10.65 to Form 10-QSB for the quarter ended December 31, 1996).

10.24 Note Payable between the Registrant and James W. Cameron, Jr., as an individual, dated January 31, 1997 (incorporated by reference to Exhibit
     10.66 to Form 10-QSB for the quarter ended December 31, 1996).

10.25 Note Payable between the Registrant and James W. Cameron, Jr., as an individual, dated February 7, 1997 (incorporated by reference to Exhibit
     10.67 to Form 10-QSB for the quarter ended December 31, 1996).

10.26 Agreement between the Registrant and Adept, Inc. dated February 1997 (incorporated by reference to Exhibit 10.68 to Form 10-QSB for the quarter ended March 31, 1997).

10.27 Sale of Cortex between the Registrant and Omnitech Migrations International, Inc. (formerly known as Centre de Traitment I.T.I. Omnitech, Inc.), dated May 2, 1997 (incorporated by reference to Exhibit
     10.69 to Form 10-QSB for the quarter ended March 31, 1997).

10.28 Mutual Release and Settlement Agreement between the Registrant and Omnitech Migrations International, Inc. (formerly known as Centre de Traitment I.T.I. Omnitech, Inc.), dated May 6, 1997 (incorporated by reference to Exhibit 10.70 to Form 10-QSB for the quarter ended March 31,
     1997).

10.29 Note Payable between the Registrant and James W. Cameron, Jr., dated April 21, 1997.

10.30 Second Addendum to Lease between James W. Cameron, Jr., and the Registrant, dated June 3, 1997.

10.31 Joint Services Agreement between the Registrant and Prize-ITM, Ltd., dated August 1, 1997.

23.1 Consent of Independent Auditors

+   Indicates  a management contract or compensatory  plan  or  arrangement  as required by Item 13(a).


REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

                              SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 26, 1997       ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                                 (Formerly known as 3Net Systems, Inc.)



                                 By    W. ROBERT KEEN
                                      W. Robert Keen
                                      Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                        TITLE                              DATE



W. ROBERT KEEN            Chief Executive Officer           September 26, 1997
W. Robert Keen            and Director
                          (Principal Executive Officer)


EDWARD L. LAMMERDING      Chairman of the Board,            September 26, 1997
Edward L. Lammerding      Chief Financial Officer
                          and Director
                          (Principal Financial Officer)


Gerald W. Faust           Director



THOMAS W. O'NEIL, JR.     Director                          September 26, 1997
Thomas W. O'Neil, Jr.

                     INDEX TO FINANCIAL STATEMENTS

                 ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                 (FORMERLY KNOWN AS 3NET SYSTEMS, INC.)





                                                                         PAGE

REPORT OF INDEPENDENT AUDITORS ...........................................F-1
BALANCE SHEET AT JUNE 30, 1997  ..........................................F-2
STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 1997 AND 1996...... F-3
STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE YEARS ENDED JUNE 30,
  1997 AND 1996...........................................................F-4
STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 1997 AND
  1996....................................................................F-5
NOTES TO FINANCIAL STATEMENTS ............................................F-7

                      Report of Independent Auditors



The Board of Directors and Stockholders
Alternative Technology Resources, Inc.

We have audited the accompanying balance sheet of Alternative Technology Resources, Inc. as of June 30, 1997, and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alternative Technology Resources, Inc. at June 30, 1997, and the results of its operations and its cash flows for the years ended June 30, 1997 and 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Alternative Technology Resources, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                          ERNST & YOUNG LLP

Sacramento, California
August 21, 1997

                 ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                 (FORMERLY KNOWN AS 3NET SYSTEMS, INC.)

                         BALANCE SHEET

                         JUNE 30, 1997

                               ASSETS

Current assets:
  Cash                                                             $    59,743
  Accounts receivable, net of allowance for doubtful
     accounts of $5,516                                                219,258
  Deposits                                                               8,554
                                                                   ------------
     Total current assets                                              287,555

Property and equipment:
  Equipment                                                             18,407
  Furniture and fixtures                                               148,445
                                                                   ------------
                                                                       166,852
Accumulated depreciation and amortization                             (156,265)
                                                                   ------------
  Property and equipment, net                                           10,587
                                                                   ------------
                                                                   $   298,142
                                                                   ============
Current liabilities:
  Notes payable to stockholders                                    $ 2,787,262
  Accounts payable to stockholders                                     276,229
  Accounts payable                                                     174,041
  Accrued payroll and related expenses                                 275,747
  Accrued preferred stock dividends                                    367,500
  Other current liabilities                                             82,337
  Other notes payable                                                   23,539
                                                                    -----------
Total current liabilities                                            3,986,655

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $6.00 par value -- 1,200,000 shares
    authorized, 204,167 shares designated Series D
    issued and outstanding; liquidation preference
    value of $1,592,502                                              1,225,002
  Common stock, $0.01 par value -- 100,000,000 shares
    authorized, 25,783,926 shares issued and outstanding               257,839
  Unearned compensation                                                (84,375)
  Additional paid-in capital                                        28,768,907
  Accumulated deficit                                              (33,855,886)
                                                                   ------------
Total stockholders' deficit                                         (3,688,513)
                                                                   ------------
                                                                   $   298,142
                                                                   ============

SEE ACCOMPANYING NOTES.

                 ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                 (FORMERLY KNOWN AS 3NET SYSTEMS, INC.)

                       STATEMENTS OF OPERATIONS

                                                    YEAR ENDED JUNE 30,
                                                1997                   1996

CONTRACT PROGRAMMING:
  Contract programming revenue               $ 2,018,064           $ 1,280,303
  Programmer costs                            (1,657,701)             (832,949)
  Start-up and other costs                      (434,638)             (145,446)
                                            -----------------------------------
Contract programming gross profit (loss)         (74,275)              301,908
                                            -----------------------------------
SYSTEM SERVICE:
  Service revenue                                360,870               500,923
  Cost of service                               (117,159)             (449,249)
                                            -----------------------------------
System service gross profit                      243,711                51,674
                                            -----------------------------------
Selling, general and administrative            1,160,015             1,313,116
Research and development                               -               657,437
Settlement expenses                                    -                78,125
                                            -----------------------------------
Loss from operations                            (990,579)           (1,695,096)

Other income (expense):
  Interest expense                              (287,830)             (162,626)
  Settlement of dispute with distributor         189,299                     -
  Expiration of accrued customer obligations     242,848                     -
  Reimbursement from insurance company           201,550                     -
  Other, net                                      (3,475)                9,910
                                             ----------------------------------
                                                 342,392              (152,716)
                                             ----------------------------------
Net loss                                     $  (648,187)          $(1,847,812)
                                             ==================================
Preferred stock dividends in arrears            (122,500)             (122,500)
                                             ----------------------------------
Net loss applicable to common stockholders   $  (770,687)          $(1,970,312)
                                             ==================================
Net loss per share                           $     (0.03)          $     (0.12)
                                             ==================================
Shares used in per share calculations         25,369,315            16,124,056
                                             ==================================
SEE ACCOMPANYING NOTES.

                    ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                    (FORMERLY KNOWN AS 3NET SYSTEMS, INC.)
                      STATEMENTS OF STOCKHOLDERS' DEFICIT
                      YEARS ENDED JUNE 30, 1997 AND 1996


                                                                   COMMON    UNEARNED  ADDITIONAL               TOTAL
                           PREFERRED STOCK         COMMON STOCK   STOCK TO   COMPENSA-  PAID-IN  ACCUMULATED  STOCKHOLDERS'
                          SHARES     AMOUNT      SHARES    AMOUNT BE ISSUED    TION    CAPITAL    DEFICIT       DEFICIT
Balance, June 30, 1995   491,489  $ 2,655,965  2,655,965 $ 26,560 $ 225,000 $      - $26,794,827 $(31,359,887) $(1,364,568)

Conversion of preferred
 stock into common
 stock                  (287,322)  (1,723,930) 17,117,256  171,172  521,867        -   1,030,891            -            -
Warrants and options
 exercised                     -            -     162,505    1,625        -        -        (385)           -        1,240
Issuance of common stock
 settlement of disputes
 and claims                    -            -      64,274      643   (66,766)      -     144,248            -       78,125
Preferred stock dividends      -            -           -        -         -       -    (122,500)           -     (122,500)

Net loss                       -            -           -        -         -       -           -   (1,847,812)  (1,847,812)
                         --------------------------------------------------------------------------------------------------
Balance, June 30, 1996   204,167    1,225,002  20,000,000   200,000   680,101      -  27,847,081  (33,207,699)  (3,255,515)

Issuance of common stock
  from common stock to
  be issued                    -            -   5,218,676     52,186 (521,867)     -     469,681            -            -
Issuance of common stock
  settlement of accounts
  payable and other claims     -            -     303,871      3,039 (158,234)     -     391,807            -      236,612
Issuance of common stock
  for future compensation      -            -     225,000      2,250        -  (84,375)  166,500            -       84,375
Warrants and options
  exercised                    -            -      36,379        364        -        -    16,338            -       16,702
Preferred stock dividends      -            -           -          -        -        -  (122,500)           -     (122,500)
Net loss                       -            -           -          -        -        -         -     (648,187)    (648,187)
                         -----------------------------------------------------------------------------------------------------
Balance, June 30, 1997   204,167  $ 1,225,002  25,783,926   $257,839  $     - $(84,375) $28,768,907 $(33,855,886) $(3,688,513)
                        ======================================================================================================

SEE ACCOMPANYING NOTES.

                    ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                    (FORMERLY KNOWN AS 3NET SYSTEMS, INC.)

                      STATEMENTS OF CASH FLOWS
                    INCREASE (DECREASE) IN CASH


                                                         YEAR ENDED JUNE 30,

                                                        1997           1996

Cash flows from operating activities:
  Net loss                                          $  (648,187)   $(1,847,812)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                      133,392        300,986
     Write-off of assets                                      -         79,680
     Common stock issued/issuable in settlement
       of disputes                                            -         78,125
     Non-cash employee compensation                      84,375              -
     Settlement of dispute with distributor            (189,299)             -
     Expiration of accrued customer obligations        (242,848)             -
     Reimbursement from insurance company              (201,550)             -
     Changes in operating assets and liabilities:
       Accounts receivable                             (108,752)       231,448
       Inventory                                              -         28,518
       Other current assets                              45,037        114,545
       Accounts payable to stockholders                 169,129        308,650
       Accounts payable                                 (21,650)       201,349
       Accrued payroll and related expenses             132,100        (26,807)
       Deferred revenue                                (180,254)         5,379
       Other current liabilities                         19,838       (112,024)
                                                    ---------------------------
Net cash used in operating activities                (1,008,669)      (637,963)
                                                    ---------------------------
Cash flows from investing activities:
  Disposal (purchase) of property and equipment           6,165        (22,367)
  Decrease in other assets                                    -         27,216
                                                    ---------------------------
Net cash provided by investing activities                 6,165          4,849
                                                    ---------------------------

                Alternative Technology Resources, Inc.
                (formerly known as 3Net Systems, Inc.)

                        Statements of Cash Flows
                      Increase (decrease) in Cash
                              (continued)


                                                        YEAR ENDED JUNE 30,
                                                    1997                1996
Cash flows from financing activities:
  Proceeds from exercise of common stock
    warrants and options                         $   16,702        $     1,240
  Proceeds from notes payable to stockholders     1,048,510            738,752
  Proceeds from other notes payable                       -             33,806
  Payments on other notes payable                   (44,912)           (81,022)
  Payments on capital lease obligations             (10,159)           (46,469)
                                                 ------------------------------
Net cash provided by financing activities         1,010,141            646,307
                                                 ------------------------------
Net increase in cash                                  7,637             13,193
Cash at beginning of period                          52,106             38,913
                                                 ------------------------------
Cash at end of period                            $   59,743         $   52,106
                                                 ==============================
Supplemental disclosure of cash flow information:
 Cash paid during the year for interest          $  153,198          $ 106,462


SEE ACCOMPANYING NOTES.

              Alternative Technology Resources, Inc.
              (formerly known as 3Net Systems, Inc.)

             Notes to Financial Statements (continued)

                           June 30, 1997

              Alternative Technology Resources, Inc.
              (formerly known as 3Net Systems, Inc.)

                   Notes to Financial Statements

                           June 30, 1997


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The Company was founded in 1989 to develop and sell computer integrated laboratory systems ("LIS"). The Company operated under the name 3Net Systems, Inc. and was never successful in the LIS market. Therefore, in fiscal 1996, the Company stopped new system development and exited the LIS software market entirely.

During fiscal 1997, the Company changed its name to Alternative Technology Resources, Inc. (ATR) and focused its efforts to develop its computer programmer placement business. During fiscal years 1995 and 1996, the Company developed and implemented a program whereby it recruits experienced, qualified computer programmers primarily from the former Soviet Union, obtains necessary visas, and places them for assignment in the United States. The Company started this process to support its former LIS business and the needs of a customer that was developing medical administrative systems. ATR discovered a demand for these programmers from others and began its present business on a limited basis and is now focused entirely upon growing its niche in the contract programming marketplace.

BASIS OF PRESENTATION

The Company has incurred operating losses since inception which have resulted in an accumulated deficit of $33,855,886 at June 30, 1997. In addition, at June 30, 1997 the Company had a working capital deficit of $3,699,100 and a stockholders' deficit of $3,688,513.

The report of independent auditors on the Company's June 30, 1997 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. Based on the recent steps the Company has taken to reduce its expenses and refocus its operations, the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern and that this plan will enable the Company to continue as a going concern through the end of fiscal year 1998. However, considering, among other things, the Company's historical operating losses and its short history in the contract computer programming industry, there can be no assurance that this plan

              Alternative Technology Resources, Inc.
              (formerly known as 3Net Systems, Inc.)

             Notes to Financial Statements (continued)

                           June 30, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION (CONTINUED)

will be successfully implemented. The Company expects to generate positive cash flow from operations during fiscal 1998, but not at levels sufficient to pay off current obligations and fund growth of its contract computer programming and consulting services; therefore, the Company contemplates needing to raise additional financing during fiscal 1998, the receipt of which cannot be assured.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated or amortized on a straight-line basis over the estimated useful lives of the assets or the lease term, whichever is shorter. The estimated useful lives range from three to five years. During the year ended June 30, 1997, the Company eliminated from its balance sheet fully depreciated furniture and equipment with a cost of approximately $781,000.

REVENUE RECOGNITION

Contract programming revenue represents work performed for customers, primarily on a time and materials basis, and is recorded when the related services are rendered. System service revenues are derived from support and maintenance contracts which are deferred when billed and recognized ratably over the contract term. In connection with its business strategy to exit the LIS products market, the Company entered into an agreement with Omnitech Migrations International, Inc. ("OMI") on May 2, 1997 to transfer its LIS product and its software and hardware customer service contracts to OMI. Under this agreement, the Company transferred and assigned to OMI all of the Company's right, title, and interest in and to these customer agreements and delegated to OMI all the Company's duties and obligations of performance thereunder. As consideration, the Company retained all fees previously paid to it under these service agreements. As a result of this agreement, the Company recognized $131,181 in service revenue previously recorded as deferred revenue.

INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, the liability

              Alternative Technology Resources, Inc.
              (formerly known as 3Net Systems, Inc.)

             Notes to Financial Statements (continued)

                           June 30, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES (CONTINUED)

method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

STOCK-BASED COMPENSATION

As permitted under the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company has elected to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price or fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Disclosures required under SFAS No. 123 are included in Note 6 to the financial statements.

CONCENTRATION OF CREDIT RISK

The Company's accounts receivable are primarily with companies in the contract placement and consulting industry. The Company performs periodic credit evaluations of its customers and believes that adequate provision for uncollectable accounts receivable has been made in the accompanying financial statements. The Company maintains substantially all of its cash at one financial institution.

NET LOSS PER SHARE

All share and per share amounts have been adjusted to reflect a one-for-ten consolidation of the Company's outstanding Common Stock (Note 6). The Company's net loss per share has been computed by dividing net loss after deducting Preferred Stock dividends ($122,500 in each of the fiscal years 1997 and 1996) by the weighted average number of shares of Common Stock outstanding during the periods presented, including Common Stock to be issued. Common Stock issuable upon conversion of Preferred Stock (including Preferred Stock options), Common Stock

              Alternative Technology Resources, Inc.
              (formerly known as 3Net Systems, Inc.)

             Notes to Financial Statements (continued)

                           June 30, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER SHARE (CONTINUED)

options and Common Stock warrants have been excluded from the net loss per share calculations since their inclusion would be anti-dilutive. As described in Note 6, certain of the Company's Preferred Stock was converted into Common Stock during the year ended June 30, 1996. Net loss per share for the year ended June 30, 1996 would have been $(0.08) had these conversions occurred on the date of issuance of the Preferred Stock.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"), which is effective for the Company's fiscal year ending June 30, 1998. At that time, the Company will be required to change the method currently used to compute net income
(loss) per share and to restate all prior periods. Under SFAS 128, the dilutive effect of stock options and warrants will be excluded in the calculation of primary or basic earnings per share. The impact of SFAS 128 on the calculation of net income (loss) per share is not expected to be material.

SIGNIFICANT CUSTOMERS

During the year ended June 30, 1997, two customers individually accounted for more than 10% of total revenues with 37% and 36%, respectively. During the year ended June 30, 1996, two customers individually accounted for more than 10% of total revenues with 41% and 36%, respectively.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications  have been made to amounts reported as of and for
the  year  ended  June  30,  1996   to  conform  with  the  June  30,  1997
presentation.

              Alternative Technology Resources, Inc.
              (formerly known as 3Net Systems, Inc.)

             Notes to Financial Statements (continued)

                           June 30, 1997

2. INVESTOR GROUP TRANSACTIONS

In fiscal 1994, the Company entered into  a series of agreements with James
W. Cameron, Jr. ("Cameron") pursuant to which Cameron and Dr. Max Negri ("Negri") became principal stockholders of the Company, holding more than 5% of the Company's Common Stock and Preferred Stock, Series D.

As of June 30, 1997, Cameron beneficially owned 19,958,245 shares of common stock, which includes 59,410 shares issuable upon conversion of 76,167 shares of Preferred Stock, Series D, and 1,500 shares issuable upon exercise of warrants, all of which are currently convertible or exercisable. Also included are 213,250 shares held by the Cameron Foundation, which Cameron disclaims beneficial ownership.

As of June 30, 1997, Negri owned 2,771,143 shares of common stock, which includes 64,740 shares issuable upon conversion of 83,000 shares of Preferred Stock, Series D, which are currently convertible.

During fiscal 1997 and 1996, the Company did not generate sufficient cash flow from operations and borrowed from these two stockholders. Notes payable to stockholders were $2,787,262 at June 30, 1997 (Note 3), and $53,122 in accrued interest on these notes is included in accounts payable to stockholders at June 30, 1997. The Company also leases its office facilities from Cameron (Note 5).

3. FINANCING ARRANGEMENTS

Since its inception, the Company has used a combination of equity and debt financing and internal cash flow to fund operations, obtain capital equipment, and finance accounts receivable. The Company expects to generate positive cash flow from operations during fiscal 1998, but not at levels sufficient to pay off current obligations and fund growth of its contract computer programming and consulting services; therefore, the Company contemplates needing to raise additional financing during fiscal 1998, the receipt of which cannot be assured.

The Company received short-term financing in the form of notes payable of approximately $1.0 million during fiscal 1997 and approximately $0.7 million during fiscal 1996 from two stockholders, Cameron and Negri, to fund its operations. These notes mature on December 31, 1997 and bear interest at 10.25%. The Company must obtain additional funds during fiscal

              Alternative Technology Resources, Inc.
              (formerly known as 3Net Systems, Inc.)

             Notes to Financial Statements (continued)

                           June 30, 1997

3. FINANCING ARRANGEMENTS (CONTINUED)

1998 in order to meet its obligations while attempting to grow revenues to a level necessary to generate cash from operations. Although the Company has not entered into any written agreement with Cameron or Negri, management believes, based on discussions with these two individuals, that these two stockholders will continue to finance the Company's operations during fiscal 1998. In December 1996, Cameron and Negri extended the maturity date on all notes payable currently maturing from December 31, 1996, to the earlier of December 31, 1997, or such time as the Company obtains equity
financing.   Management  believes,  based  on  discussions  with  these two individuals, that Cameron and Negri will continue to fund operations and extend the maturity dates of the various notes payable until at least June 30, 1998, or until such time as the Company can repay the notes. However, there can be no assurance that events may arise which may affect these stockholders' ability to finance the Company or that the Company may experience significant and unanticipated cash flow problems which may cause
these  two stockholders to reconsider their investment.   Further,  if  the
Company experiences significant cash flow problems, the Company may be required to reduce the level of its operating activities or be forced into seeking protection under federal bankruptcy laws.

In February 1994, the Company entered into a revolving line of credit with Bank of America, NT&SA, (the "Bank") in the amount of $2,000,000, which was later reduced to $1,000,000. On April 21, 1997, Cameron became the named borrower under the line of credit, and the Company issued a note payable (the "Straight Note") to Cameron for the $1,000,000 in accordance with the Reimbursement Agreement the Company signed on February 28, 1994. Terms of the note provide for an interest rate of 9.5% and monthly interest payments. No maturity date is stated in the note; however, under the terms of the Reimbursement Agreement, upon written demand by Cameron, the Straight Note will be replaced by a convertible note (the "Convertible Note") in a principal amount equal to the Straight Note and bearing interest at the same rate. The conversion ratio of the Convertible Note is equal to the "Applicable Percentage," as defined in the Reimbursement Agreement, multiplied by the average trading price of the Company's Common Stock over the period of ten trading days ending on the trading day next preceding the date of issuance of such Convertible Note. The Applicable Percentage, which was originally 50%, has been reduced to 20% per the terms of the Reimbursement Agreement due to the Bank extending the maturity date of the line of credit. The Applicable Percentage may not be reduced below 20%.

              Alternative Technology Resources, Inc.
              (formerly known as 3Net Systems, Inc.)

             Notes to Financial Statements (continued)

                           June 30, 1997

4. INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of June 30, 1997 are as follows:

Deferred tax assets:

Net operating loss carryforwards                         $   8,612,000
Research credits                                               123,000
Common Stock options                                         2,551,000
Common Stock warrants                                          789,000
Other - net                                                    145,000
                                                           ------------
Total deferred tax assets                                   12,220,000
Valuation allowance for deferred tax assets                (12,220,000)
                                                           ------------
Net deferred tax assets                                    $         -
                                                           ============

The Company's valuation allowance as of June 30, 1996 was $11,988,000, resulting in a net change in the valuation allowance of $232,000.

As of June 30, 1997 the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $24 million and $12 million, respectively. The federal net operating loss carryforward expires in 2006 through 2012 and the state net operating loss carryforward expires in 1998 through 2002. The Company also has approximately $98,000 and $25,000 of research and development tax credit carryforwards for federal and state income tax purposes, respectively. The federal research and development tax credit carryforwards expire in 2005. In connection with the Company's initial public offering in August 1992, a change of ownership (as defined in Section 382 of the Internal Revenue Code of 1986, as amended) occurred. As a result, the Company's net operating loss carryforwards generated through August 20, 1992 (approximately $1,900,000) will be subject to an annual limitation in the amount of approximately $300,000.

In August and September of 1993, a controlling interest of the Company's stock was purchased, resulting in a second annual limitation in the amount of approximately $398,000 on the Company's ability to utilize net operating loss carryforwards generated between August 11, 1992 and September 13, 1993 (approximately $7,700,000).

              Alternative Technology Resources, Inc.
              (formerly known as 3Net Systems, Inc.)

             Notes to Financial Statements (continued)

                           June 30, 1997

4. INCOME TAXES (CONTINUED)

The Company expects that the aforementioned annual limitations will result in approximately $3,600,000 of net operating loss carryovers which may not be utilized prior to the expiration of the carryover period.

5. COMMITMENTS:  OPERATING LEASES

In November 1995, the Company entered into a lease agreement for its current facility under a one year lease with Cameron. The lease has been extended to December 31, 1997. At June 30, 1997, $223,107 of rent owed for fiscal years 1997 and 1996 is included in the balance of accounts payable to stockholders. Rental expense for all operating leases was approximately $96,710 and $70,000 for the years ended June 30, 1997 and 1996, respectively. Annual minimum rental payments for all non-cancelable operating leases for fiscal years 1998, 1999, and 2000 are approximately $97,355, $53,112, and $41,753, respectively.

6. STOCKHOLDERS' DEFICIT

The financial statements and notes thereto include the effect of a one-for-ten consolidation of the Company's outstanding Common Stock, par value $0.01 per share, which became effective on December 2, 1996. In addition, effective on December 2, 1996, the Company changed the number of authorized shares of Common Stock from 200,000,000 to 100,000,000.

On December 31, 1996, the Board of Directors named Mr. W. Robert Keen as Chief Executive Officer of the Company. In exchange for his services, Mr. Keen received 225,000 shares of Common Stock with a fair market value on the date of issuance of $168,750. The shares are subject to forfeiture in the event Mr. Keen voluntarily leaves the Company prior to January 1, 1998.

During fiscal 1997, the Company issued 303,871 shares of the Company's Common Stock in settlement of approximately $237,000 in accrued legal costs and approximately $158,000 in other claims accrued in prior years.

              Alternative Technology Resources, Inc.
              (formerly known as 3Net Systems, Inc.)

             Notes to Financial Statements (continued)

                           June 30, 1997

6. STOCKHOLDERS' DEFICIT (CONTINUED)

SERIES D PREFERRED STOCK

In June 1994, existing stockholders purchased 204,167 shares of Series D Convertible Preferred Stock for $1,225,002. The Company is required to pay cumulative preferential dividends to holders of Series D Preferred Stock on a quarterly basis beginning July 1, 1994, at a rate of $0.60 per year per share. As of June 30, 1997, cumulative unpaid, undeclared dividends were $367,500. Each share of Series D Preferred Stock is convertible, at the option of the stockholder, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing the sum of $6.00 and the accrued but unpaid dividends by the Series D Conversion Price, as defined in the agreement, in effect on the conversion date. The Series D Conversion Price is $10.00 per share after giving effect to the one-for-ten consolidation of Common Stock. Additionally, the Series D Preferred Stock is redeemable at any time, at the Company's option, at a price of $6.00 per share plus accrued but unpaid dividends. The liquidation preference is $6.00 per share plus accrued but unpaid dividends.

SERIES E PREFERRED STOCK

On December 1,1995, the holders of all the outstanding shares of the Company's Series E Preferred Stock tendered those shares for conversion into 22,335,932 shares of the Company's Common Stock pursuant to the terms of the Series E Preferred Stock Purchase Agreement. As of the conversion date, 20,000,000 common shares were authorized; therefore 5,218,677 shares were recorded as Common Stock to be issued. During fiscal 1997 the number of authorized shares was increased and the previously unissued shares were then issued.

              Alternative Technology Resources, Inc.
              (formerly known as 3Net Systems, Inc.)

             Notes to Financial Statements (continued)

                           June 30, 1997

6. STOCKHOLDERS' DEFICIT (CONTINUED)

WARRANTS

Warrant activity during the periods indicated is as follows:

                                                                        Weighted
                                                      Range of          Average
                                 Number of            Exercise          Exercise
                                  Shares               Prices            Price

Balance at June 30, 1995         1,185,955          $0.00-$50.00        $19.49

Granted                            409,800              $1.00            $1.00
Exercised                         (152,504)         $0.00-$15.00         $0.00

Balance at June 30, 1996         1,443,251          $0.00-$50.00        $16.30

Granted                             14,400              $0.75            $0.75
Exercised                          (15,000)             $0.00            $0.00
Expired/Canceled                  (265,236)         $30.00-$50.00       $40.00

Balance at June 30, 1997         1,177,415           $0.01-$28.80       $10.87


At  June  30,  1997,  the  weighted-average remaining contractual  life  of
outstanding  warrants  was  4.3   years.   All  warrants  were  immediately
exercisable at June 30, 1997.

In fiscal 1994 as a condition of the agreements between the Company and the Investor Group (Note 2), a designee of Mr. Cameron received a warrant to purchase 10,000 shares of the Company's Common Stock at an exercise price of $15.00 per share. The warrant is immediately exercisable and expires on February 28, 1999.

              Alternative Technology Resources, Inc.
              (formerly known as 3Net Systems, Inc.)

             Notes to Financial Statements (continued)

                           June 30, 1997

6. STOCKHOLDERS' DEFICIT (CONTINUED)

STOCK OPTIONS

Also in conjunction with the fiscal 1994 agreements with the Investor Group, the Company granted to its then-new Chief Executive Officer and director, a stock option for 400,000 shares of Common Stock exercisable at $0.10 per share, and recorded compensation expense of $1,400,000. The option is fully vested as of June 30, 1997 and expires on August 10, 2003. In April 1996, the option was exercised for 10,000 shares.

In September 1996, the Board of Directors granted a non-statutory option to purchase 20,000 shares of the Company's Common Stock at an exercise price of $2.00 per share to Edward L. Lammerding, Chairman of the Board. The option vests over 3 years and expires on September 17, 2001.

SPECIAL STOCK OPTION PLAN

In June 1993 the Board of Directors adopted the Special Stock Option Plan which authorized 188,000 shares of Common Stock for the grant of options. All options granted under this plan were forfeited except 4,913 options which were canceled on April 10, 1996 and reissued under the 1993 Stock Option/Stock Issuance Plan. The reissued options have an exercise price of $0.78125, the closing market price on that day.

1993 STOCK OPTION/STOCK ISSUANCE PLAN

The 1993 Stock Option/Stock Issuance Plan (the "1993 Plan"), pursuant to which key employees (including officers) and consultants of the Company and the non-employee members of the Board of Directors may acquire an equity interest in the Company, was adopted by the Board of Directors on August 31, 1993 and became effective at that time.

An aggregate of 400,000 shares of Common Stock are reserved for issuance over the ten year term of the 1993 Plan. However, no officer of the Company may be issued more than 200,000 shares of Common Stock under the 1993 Plan. The shares issuable under the 1993 Plan will either be shares of the Company's authorized but previously unissued Common Stock or shares of Common Stock reacquired by the Company, including shares purchased on the open market and held as treasury shares.

              Alternative Technology Resources, Inc.
              (formerly known as 3Net Systems, Inc.)

             Notes to Financial Statements (continued)

                           June 30, 1997

6. STOCKHOLDERS' DEFICIT (CONTINUED)

1993 STOCK OPTION/STOCK ISSUANCE PLAN


In conjunction with fiscal 1994 agreements between the Company and the Investor Group (Note 2), the Company granted options to purchase a total of 140,000 shares of Common Stock at $5.00 to two new officers. In fiscal 1995 after the departure of one of the officers, 70,000 options were canceled. In fiscal 1997, the remaining officer exercised 20,000 options.

On April 10, 1996, the Board of Directors agreed to adjust the exercise price for 125,835 options to $0.78 per share from the original exercise prices ranging from $5.00 to $17.50. The 70,000 options in the preceding paragraph not canceled in fiscal 1995 were included in the options repriced.

On December 31, 1996, the Board of Directors named Mr. W. Robert Keen as Chief Executive Officer of the Company. In connection with his appointment, Mr. Keen will be entitled to receive on a quarterly basis options to purchase 80,000 shares of Common Stock at an exercise price equal to the fair market value as of the date of grant up to an aggregate of 320,000 shares pursuant to the Company's stock option plans. During fiscal 1997, Mr. Keen was granted options to purchase 120,000 shares under the Company's 1993 Plan. Mr. Keen was also granted options to purchase an additional 40,000 shares under the Company's 1997 Plan subject to stockholder approval of the 1997 Plan.

              Alternative Technology Resources, Inc.
              (formerly known as 3Net Systems, Inc.)

             Notes to Financial Statements (continued)

                           June 30, 1997

6. STOCKHOLDERS' DEFICIT (CONTINUED)

1993 STOCK OPTION/STOCK ISSUANCE PLAN


Outstanding option activity for the 1993 and the 1997 Plans during the periods indicated is as follows:

                                                                        Weighted
                                                  Range of              Average
                                Number of         Exercise              Exercise
                                 Shares            Prices                Price

Balance at June 30, 1995         169,865         $5.00-$17.50            $8.57
Granted                          171,787            $0.78                $0.78
Forfeited                        (29,030)        $6.25-$17.50            $9.69

Balance at June 30, 1996         312,622         $0.78-$13.10            $1.19

Granted                          166,000         $0.75-$0.91             $0.83
Exercised                        (21,380)           $0.78                $0.78
Forfeited                        (41,462)           $0.78                $0.78

Balance at June 30, 1997         415,780         $0.75-$13.10            $1.11

              Alternative Technology Resources, Inc.
              (formerly known as 3Net Systems, Inc.)

             Notes to Financial Statements (continued)

                           June 30, 1997

6. STOCKHOLDERS' DEFICIT (CONTINUED)

1993 STOCK OPTION/STOCK ISSUANCE PLAN (CONTINUED)

The following table summarizes information about stock options outstanding at June 30, 1997:

                                                   Weighted
  Range of                         Weighted         Average                       Weighted
  Exercise                          Average        Remaining                       Average
   Prices           Options        Exercise       Contractual       Options       Exercise
                  Outstanding        Price           Life         Exercisable       Price
 $0.75-$1.00          171,000           $0.83        9.35               1,667         $1.00
    $0.78             229,780           $0.78        8.00             229,780         $0.78
    $1.62               5,000           $1.62        7.33               5,000         $1.62
   $13.10              10,000          $13.10        6.90              10,000        $13.10
                     --------                                         -------
                      415,780           $1.11        8.90             246,447         $1.30
                     ========                                         =======

SFAS No. 123 requires presentation of pro forma information regarding net income (loss) and earnings per share as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for ATR options was estimated at the date of grant using the binomial option pricing model with the following weighted average assumptions for both fiscal 1997 and 1996: dividend yield of 0%; an expected life of three years from grant date; expected volatility of 1.104; and risk-free interest rate of 6.6%.

The model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. It requires the input of highly subjective assumptions, the quality of which cannot be judged except by hindsight. The Company's pro forma information follows:

                                                  1997                  1996
     Net loss:
        As reported                           $ (648,187)          $(1,847,812)
        Pro forma                             $ (801,827)          $(1,868,785)
     Net loss per share:
        As reported                              $ (0.03)              $ (0.12)
        Pro forma                                $ (0.03)              $ (0.12)

The weighted average fair value of options granted during the years ended June 30, 1997 and 1996 was $0.66 and $0.54, respectively. Because SFAS No. 123 is applicable only to options granted subsequent to June 30, 1995, its pro forma effect will not be fully reflected until 1999.

STOCK RESERVED FOR ISSUANCE

As of June 30, 1997, the Company has reserved a total of 2,322,445 shares of Common Stock pursuant to outstanding warrants, options, conversion of Series D Preferred Stock, and future issuance of options to employees and non-employee directors.

7. SETTLEMENT OF DISPUTE WITH DISTRIBUTOR

Since 1993, the Company and its Canadian distributor (the "Distributor") have disputed several provisions of their Distributor and Co-Development Agreement, modified certain provisions of the agreement in 1994 and 1995, and continued to dispute several provisions of the modified agreement during 1996 and 1997. In May 1997, the Company and the Distributor signed a Mutual Release and Settlement Agreement wherein both parties agreed to the settlement of any and all issues arising from or relating to the Distributor and Co-Development Agreement, and any of its modifications, and any and all other matters arising from or relating to any relationship or agreements(s) between the Company and the Distributor by mutually agreeing to cancel and terminate the agreement(s) and by releasing each other from any and all claims, demands, or liabilities which have arisen or which may arise from the agreement(s). As a result of this agreement, during fiscal 1997 the Company reversed net accounts payable to the Distributor previously recorded of $189,299.

8. EXPIRATION OF ACCRUED CUSTOMER OBLIGATIONS

During fiscal 1992, the Company recorded an estimated liability in the amount of $242,848 related to certain software sales agreements. After discussions with legal counsel, management of the Company believes that the Company has no further obligation to perform under these customer contracts. Therefore, in fiscal 1997, the Company reversed its previously recorded liability of $242,848.

              Alternative Technology Resources, Inc.
              (formerly known as 3Net Systems, Inc.)

             Notes to Financial Statements (continued)

                           June 30, 1997

9. REIMBURSEMENT FROM INSURANCE COMPANY FOR SUIT FROM FORMER CONSULTANT

The Company is not currently a party to any pending legal proceedings. A previously reported action between the Company and a former consultant was resolved during fiscal 1997 in favor of the Company. In addition, during fiscal 1997, legal expenses and costs of $201,550 accrued in prior periods by the Company related to this litigation were reimbursed by insurers of Mr. Cameron and the Company.