Form 10QSB
period 1997-09-30
ALTERNATIVE TECHNOLOGY RESOURCES INC
filed 1997-11-14
CIK 885520

U.S. Securities and Exchange Commission
                            Washington, D.C. 20549


                                FORM 10-QSB



[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

COMMISSION FILE NUMBER   0-20468


                  ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                    (FORMERLY KNOWN AS 3NET SYSTEMS, INC.)
       (Exact name of small business issuer as specified in its charter)


        Delaware                                   68-0195770
(State or other jurisdiction of         (IRS Employer Identification No.)
Icorporation or organization)


                    629 J Street, Sacramento, CA  95814
                   (Address of principal executive offices)

                              (916) 325-9370
                          (Issuer's telephone number)


                 (Former address if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X             No _

Number of shares of common stock outstanding as of October 31, 1997:
25,812,787

                  ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                  (FORMERLY KNOWN AS 3NET SYSTEMS, INC.)
                          CONDENSED BALANCE SHEET
                            SEPTEMBER 30, 1997
                                (UNAUDITED)

ASSETS

CURRENT ASSETS:
  Cash                                                             $    40,750
  Accounts receivable, net                                             298,690
  Other current assets                                                  59,735
                                                                  -------------
    Total current assets                                               399,175

PROPERTY AND EQUIPMENT:
  Equipment                                                             18,407
  Furniture and fixtures                                               148,445
                                                                   ------------
                                                                       166,852
  Accumulated depreciation and amortization                           (157,798)
                                                                   ------------
    Property and equipment, net                                          9,054


                                                                   $   408,229
                                                                   ============

               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Notes payable to stockholders                                      3,080,262
  Accounts payable to stockholders                                     380,973
  Accounts payable                                                     193,620
  Accrued payroll and related expenses                                 287,865
  Accrued preferred stock dividends                                    398,125
  Other current liabilities                                             73,341
  Other notes payable                                                   11,567
                                                                    -----------
     Total current liabilities                                       4,425,753

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $6.00 par value - 1,200,000
    shares authorized, 204,167 Series D shares
    issued and outstanding; liquidation preference
    value of $1,623,127                                              1,225,002
  Common stock, $0.01 par value - 100,000,000 shares
    authorized, 25,812,787 shares issued and outstanding               258,128
  Unearned compensation                                                (42,188)
  Additional paid-in capital                                        28,760,541
  Accumulated deficit                                              (34,219,007)
                                                                  -------------
    Total stockholders' deficit                                     (4,017,524)
                                                                  -------------
                                                                  $    408,229
                                                                  =============


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                    ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                    (FORMERLY KNOWN AS 3NET SYSTEMS, INC.)
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                          Three Months
                                                       ENDED SEPTEMBER 30,
                                                      1997              1996

CONTRACT PROGRAMMING:
  Contract programming revenue                   $   921,742       $   360,929
  Programmer costs                                  (709,925)         (287,226)
  Start-up and other costs                          (157,489)          (57,498)
                                                 ------------      ------------
    Contract programming gross profit                 54,328            16,205
                                                 ------------      ------------
SYSTEM SERVICE:
Service revenue                                            -            93,734
Cost of service                                            -           (63,087)
                                                  -----------       -----------
  System service gross profit                              -            30,647
                                                  -----------       -----------
Selling, general and administrative                 (333,785)         (212,253)
                                                  ------------      -----------

Loss from operations                                (279,457)         (165,401)

Other income (expense):
  Interest expense                                   (83,664)          (47,232)
  Other, net                                               -             4,663
                                                   ----------        ----------
                                                     (83,664)          (42,569)

Net loss                                          $ (363,121)      $  (207,970)
                                                  ===========      ============

Preferred stock dividends in arrears                 (30,625)          (30,625)
                                                   ----------       -----------

Net loss applicable to common stockholders        $ (393,746)       $ (238,595)
                                                  ===========       ===========
Net loss per share                                $    (0.02)       $    (0.01)

Shares used in per share calculations              25,325,408        25,218,887
                                                   ==========        ==========

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                    ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                    (FORMERLY KNOWN AS 3NET SYSTEMS, INC.)
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        1997           1996

Net cash used in operating activities             $  (322,569)      $ (155,000)

Cash flows from investing activities:
  Sale of property and equipment                            -            6,165
                                                  ------------      -----------
Net cash provided by investing activities                   -            6,165
                                                  ------------      -----------
Cash flows from financing activities:
  Proceeds from exercise of options and warrants       22,548            1,077
  Proceeds from notes payable to stockholders         293,000          173,000
  Payments on notes payable and capital leases        (11,972)         (15,444)
                                                  ------------      -----------
Net cash provided by financing activities             303,576          158,633
                                                  ------------      -----------
Net (decrease) increase in cash                       (18,993)           9,798
Cash at beginning of period                            59,743           52,106
                                                  ------------      -----------
Cash at end of period                             $    40,750       $   61,904
                                                  ============      ===========


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                  ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                  (FORMERLY KNOWN AS 3NET SYSTEMS, INC.)
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1997

                                (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1997.

In the opinion of management, the unaudited condensed financial statements contain all adjustments considered necessary to present fairly the Company's financial position at September 30, 1997, results of operations for the three month periods ended September 30, 1997 and 1996, and cash flows for the three months ended September 30, 1997 and 1996. The results for the period ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1998.

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

Certain amounts for the three months ended September 30, 1996 have been reclassified to conform with the September 30, 1997 presentation.

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

NOTE 2 - FINANCING ARRANGEMENTS

See Part I, Item 2 "Management's Discussion and Analysis and Results of Operations -- Liquidity and Capital Resources."

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion provides information to facilitate the understanding and assessment of significant changes in trends related to the financial condition of the Company and its results of operations. It should be read in conjunction with the Company's financial statements and the notes thereto and other financial information included elsewhere in the 10-KSB for the fiscal year ended June 30, 1997. Dollar amounts reported have been rounded to the nearest thousand.

OVERVIEW

The Company was founded in 1989 to develop and sell computer integrated laboratory systems ("LIS"). The Company operated under the name 3Net Systems, Inc. and was never successful in the LIS market. Therefore, in fiscal 1996, the Company stopped new system development and later decided to exit LIS entirely.

During fiscal 1997, the Company changed its name to Alternative Technology Resources, Inc. ("ATR") and focused its efforts to develop its computer programmer placement business. During fiscal years 1995 and 1996, the Company developed and implemented a program whereby it recruits experienced, qualified computer programmers primarily from the former Soviet Union, obtains necessary visas, and places them for assignment in the United States. The Company started this process to support its former LIS business and the needs of a customer that was developing medical administrative systems. ATR soon discovered an encouraging demand for these programmers from others and began its present business on a limited basis. Initial success placing programmers and increasing expressions of demand have encouraged ATR to focus entirely upon growing its niche in the contract programming marketplace.

RESULTS OF OPERATION

CONTRACT PROGRAMMING

CONTRACT PROGRAMMING REVENUE. Contract programming revenue results primarily from sales of programmer services. During fiscal 1997, sales of custom programming and software development and acting as an intermediary in providing such services are also included in Contract Programming Revenue. These sales are immaterial in fiscal 1998.

Revenues increased $561,000 or 155% in the quarter ended September 30, 1997, compared to the quarter ended September 30, 1996. The increased revenue in the first quarter of fiscal 1998 resulted from having an average of 58 programming personnel working at customer sites during the quarter ended September 30, 1997, compared to an average of 28 programmers working during the first quarter of fiscal 1997 and from increased billing rates in the first quarter of fiscal 1998. This increase was partially offset by a decrease of $49,000 in revenues from providing contract system enhancements programming for LIS customers, a service ATR no longer provides.

PROGRAMMER COSTS. Programmer costs are the salary, other wage and benefit costs of ATR's programmer employees. This cost increased 147% for the three months ended September 30, 1997, compared to the same period last year. This

PART 1.  FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis and Result of Operations

increase is primarily due to more than doubling the average number of programmers working at customer sites in the current quarter compared to the comparable period.

START-UP AND OTHER COSTS. Start-up and other costs primarily represent the costs of recruiting, training, and travel for programmer employees coming to the United States from the Former Soviet Union for the first time, relocation costs within the United States, and legal and other costs related to obtaining and maintaining compliance with required visas, postings and notifications.

Also included in this category of costs are wage, other salary, and benefit costs incurred by ATR whenever programmer employees are hired and enter the United States or are relocated once in the United States but before these programmers begin working at a customer's work site. There are sometimes periods of up to several days when under immigration law, ATR, as employer, must pay a programmer employee prevailing wages for his or her specialty even when the programmer is not placed.

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

Start-up and other costs increased $100,000 or 174% in the quarter ended September 30, 1997, as compared to the same quarter in fiscal 1997. This increase is due to placing or relocating 16 programmers during the first quarter of fiscal 1998 compared to placing or relocating 9 programmers during the first quarter of fiscal 1997. In addition, the Company experienced increased costs in the current period associated with expanding recruiting and training efforts overseas.

CONTRACT PROGRAMMING GROSS PROFIT. The gross profit on contract programming revenue was 6% for the three months ended September 30, 1997, compared to 4% in the same quarter of fiscal 1997. This increase is primarily due to the increase in the total number of programmers generating revenues at higher billing rates during fiscal 1998 compared to fiscal 1997.

SYSTEM SERVICE

In fiscal 1997, the Company phased out all LIS software support and hardware services. As a result, there are no revenues or costs from system service in fiscal 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A expenses increased $122,000 or 57% for the three months ended September 30, 1997 compared to the same quarter of fiscal 1997. This increase is primarily due to almost doubling the average number of employees currently assigned to administrative functions during the quarter ended September 30, 1997 compared to September 30, 1996.

PART 1.  FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis and Results of Operations

OTHER INCOME (EXPENSE)

INTEREST EXPENSE. Interest expense increased $36,000 in the three months ended September 30, 1997 compared to the same period in fiscal 1997 due to a net increase in notes payable and other debt of $1.2 million since September 30, 1996.

INCOME TAXES

As of June 30, 1997, the Company had a net operating loss carryforward for federal and state income tax purposes of $24 million and $12 million, respectively. The federal net operating loss carryforward expires in the years 2006 through 2012 and the state net operating loss carryforward expires in 1998 through 2002. The Company expects that annual limitations on the use of loss carryforwards generated before September 13, 1993 will result in $3.6 million of net operating loss carryovers which may not be utilized prior to the expiration of the carryover period.

NET LOSS

Net loss increased $155,000 or 75% for the three months ended September 30, 1997 compared to the same quarter in fiscal 1997.

NET LOSS PER SHARE

The Company's net loss per share has been computed by dividing net loss after deducting Preferred Stock dividends ($30,625 in each of the three months ended September 30, 1997 and 1996) by the weighted average number of shares of Common Stock outstanding during the quarters presented, including Common Stock to be issued, after giving effect to the Company's one-for-ten consolidation of Common Stock approved by the stockholders on November 21, 1996, and effective December 2, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has used a combination of equity and debt financing and internal cash flow to fund operations and finance accounts receivable. The Company expects to generate positive cash flow from operations during fiscal 1998, but not at levels sufficient to pay off current obligations and fund rapid growth of its contract computer programming and consulting services; therefore the Company contemplates needing to raise additional financing during fiscal 1998.

The report of independent auditors on the Company's June 30, 1997 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. Based on the steps the Company has taken to reduce its expenses and refocus its operations, the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern and that this plan will enable the Company to continue as a going concern through the end of fiscal year 1998. However, considering, among other things, the

PART 1.  FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis and Results of Operations

Company's historical operating losses and its short history in the contract computer programming industry, there can be no assurance that this plan will be successfully implemented.

The Company received short-term financing in the form of notes payable of $1.0 million during fiscal 1997 and $0.7 million during fiscal 1996 from two stockholders, James W. Cameron, Jr. ("Cameron") and Dr. Max Negri ("Negri"), to fund its operations. The Company borrowed another $0.3 million from these stockholders during the first quarter ended September 30, 1997. These notes mature on December 31, 1997 and bear interest at 10.25%. The Company must obtain additional funds during fiscal 1998 in order to meet its obligations while attempting to grow revenues to a level necessary to generate cash from operations. Although the Company has not entered into any written agreement with Cameron or Negri, management believes, based on discussions with these two individuals, that these two stockholders will continue to finance the Company's operations during fiscal 1998. In December 1996, Cameron and Negri extended the maturity date on all notes payable currently maturing from December 31, 1996, to the earlier of December 31, 1997, or such time as the Company obtains equity financing. Although the Company has not entered into any written agreement with Cameron or Negri, management believes, based on discussions with these two individuals, that Cameron and Negri will continue to fund operations and extend the maturity dates of the various notes payable until at least June 30, 1998, or until such time as the Company can repay the notes. However, there can be no assurance that events may arise which may affect these stockholders' ability to finance the Company or that the Company may experience significant and unanticipated cash flow problems which may cause these two stockholders to reconsider their investment. Further, if the Company experiences significant cash flow problems, the Company may be required to reduce the level of its operating activities or be forced into seeking protection under federal bankruptcy laws.

On April 21, 1997, the Company issued a note payable (the "Straight Note") to Cameron for $1,000,000 in accordance with a Reimbursement Agreement the Company signed on February 28, 1994. Terms of the note provide for an interest rate of 9.5% and monthly interest payments. No maturity date is stated in the note; however, under the terms of the Reimbursement Agreement, upon written demand by Cameron, the Straight Note will be replaced by a convertible note (the "Convertible Note") in a principal amount equal to the Straight Note and bearing interest at the same rate. The conversion ratio of the Convertible Note is equal to 20% multiplied by the average trading price of the Company's Common Stock over the period of ten trading days ending on the trading day next preceding the date of issuance of such Convertible Note.

EFFECTS OF INFLATION

The Company's most significant cost is personnel. To the extent personnel costs increase, management of the Company believes that customer billing rates can be increased to cover such personnel increases.

PART II.OTHER INFORMATION

Items 1, 2, 3, 4, 5 and 6

None

                                SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNATIVE TECHNOLOGY RESOURCES, INC.
(FORMERLY KNOWN AS 3NET SYSTEMS, INC.)
(Registrant)


Dated: November 14, 1997                      W. ROBERT KEEN

                                              W. Robert Keen
                                              Chief Executive Officer
                                              (Principal Executive Officer)


Dated: November 14, 1997                      EDWARD L. LAMMERDING
                                              Edward L. Lammerding
                                              Chief Financial Officer
                                              (Principal Financial Officer)