Form 10QSB
period 1997-12-31
ALTERNATIVE TECHNOLOGY RESOURCES INC
filed 1998-02-05
CIK 885520

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549


                            FORM 10-QSB



     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1997

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

Number of shares of  common  stock  outstanding  as  of  January  31, 1998:
25,842,453

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements



                 ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                 (FORMERLY KNOWN AS 3NET SYSTEMS, INC.)
                        CONDENSED BALANCE SHEET
                            DECEMBER 31, 1997
                              (UNAUDITED)

ASSETS

Current assets:
  Cash                                                         $     142,842
  Accounts receivable, net                                           298,461
  Other current assets                                                69,673
                                                               --------------
    Total current assets                                             510,976

PROPERTY AND EQUIPMENT:
  Equipment                                                           12,908
  Furniture and fixtures                                             148,445
                                                               --------------
                                                                     161,353
  Accumulated depreciation and amortization                         (155,437)
                                                               --------------
    Property and equipment, net                                        5,916


                                                               $     516,892
                                                               --------------
                                                               --------------


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Notes payable to stockholders                                $   3,592,565
  Accounts payable to stockholders                                   351,484
  Accounts payable                                                   107,989
  Accrued payroll and related expenses                               307,763
  Accrued preferred stock dividends                                  428,751
  Other current liabilities                                           57,881
                                                               --------------
     Total current liabilities                                     4,846,433

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, $6.00 par value - 1,200,000
    shares authorized, 204,167 Series D shares
    issued and outstanding; liquidation preference
    value of $1,653,753                                            1,225,002
  Common stock, $0.01 par value - 100,000,000 shares
    authorized, 25,842,453 shares issued and outstanding             258,425
Additional paid-in capital                                        28,754,134
  Accumulated deficit                                            (34,567,102)
                                                               --------------
    Total stockholders' deficit                                   (4,329,541)
                                                               --------------

                                                               $     516,892
                                                               --------------
                                                               --------------



SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements



                   ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                   (FORMERLY KNOWN AS 3NET SYSTEMS, INC.)
                     CONDENSED STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                   THREE MONTHS              SIX MONTHS
                                  ENDED DECEMBER 31,      ENDED DECEMBER 31,
                                  1997         1996         1997       1996

Contract programming:
 Contract programming
   revenue                 $ 1,107,947  $   406,330  $ 2,029,689  $   767,258
 Programmer costs             (723,009)    (431,320)  (1,432,934)    (729,566)
 Start-up and other costs     (238,968)     (77,786)    (396,457)    (124,264)
                            -----------  -----------  -----------  -----------
  Contract programming
    gross profit               145,970     (102,776)     200,298      (86,572)
                            -----------  -----------  -----------  -----------

SYSTEM SERVICE:
 Service revenue                  -          72,151         -         165,885
 Cost of service                  -         (62,225)        -        (125,312)
                            -----------  -----------  -----------  -----------
  System service gross
    profit                        -           9,926         -          40,573
                            -----------  -----------  -----------  -----------

SELLING, GENERAL AND
  ADMINISTRATIVE              (353,703)    (233,245)    (687,488)    (445,498)
                            -----------  -----------  -----------  -----------


LOSS FROM OPERATIONS          (207,733)    (326,095)    (487,190)    (491,497)

OTHER INCOME (EXPENSE):
 Interest expense             (140,362)     (75,740)    (224,026)    (122,971)
 Other,  net                      -          (8,348)        -          (3,685)
                              (140,362)     (84,088)    (224,026)    (126,656)
                            -----------  -----------  -----------  -----------

NET LOSS                   $  (348,095) $  (410,183) $  (711,216) $  (618,153)
                            -----------  -----------  -----------  -----------
                            -----------  -----------  -----------  -----------

PREFERRED STOCK DIVIDENDS
  IN ARREARS                   (30,625)     (30,625)     (61,250)     (61,250)
                            -----------  -----------  -----------  -----------
Net loss applicable to
  common stockholders      $  (378,720) $  (440,808) $  (772,466) $  (679,403)
                            -----------  -----------  -----------  -----------
                            -----------  -----------  -----------  -----------

NET LOSS PER SHARE         $     (0.01) $     (0.02) $     (0.03) $     (O.03)
                            -----------  -----------  -----------  -----------
                            -----------  -----------  -----------  -----------

SHARES USED IN PER SHARE
  CALCULATIONS              25,829,309   25,263,317   25,811,394   25,244,961
                            -----------  -----------  -----------  -----------
                            -----------  -----------  -----------  -----------


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements



                ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                (FORMERLY KNOWN AS 3NET SYSTEMS, INC.)
                  CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited)


                                                        Six Months Ended
                                                           DECEMBER 31,
                                                          1997       1996

Net cash used in operating activities               $ (747,789)    $ (518,521)

Cash flows from investing activities:
 Sale of property and equipment                          2,061          6,165
                                                     ----------     ----------
Net cash provided by investing activities                2,061          6,165
                                                     ----------     ----------

Cash flows from financing activities:
  Proceeds from exercise of options and warrants        47,063         16,702
  Proceeds from notes payable to stockholders          805,303        500,510
  Payments on notes payable and capital leases         (23,539)       (31,473)
                                                     ----------     ----------
Net cash provided by financing activities              828,827        485,739
                                                     ----------     ----------

Net increase (decrease) in cash                         83,099        (26,617)
Cash at beginning of period                             59,743         52,106
                                                     ----------     ----------

Cash at end of period                               $  142,842     $   25,489
                                                     ----------     ----------
                                                     ----------     ----------







SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements


              ALTERNATIVE TECHNOLOGY RESOURCES, INC.
              (formerly known as 3Net Systems, Inc.)
              Notes to Condensed Financial Statements
                         December 31, 1997

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

In the opinion of management, the unaudited condensed financial statements contain all adjustments considered necessary to present fairly the Company's financial position at December 31, 1997, results of operations for the three and six month periods ended December 31, 1997 and 1996, and cash flows for the six months ended December 31, 1997 and 1996. The results for the period ended December 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1998.

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

Certain amounts for the three and six month periods ended December 31, 1996 have been reclassified to conform with the December 31, 1997 presentation.

The report of independent auditors on the Company's June 30, 1997 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. Based on recent steps the Company has taken to reduce its expenses and refocus its operations, the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern and that this plan will enable the Company to continue as a going concern through the end of fiscal year 1998. However, considering, among other things, the Company's historical operating losses and its short history in the contract computer programming industry, there can be no assurance that this plan will be successfully implemented.

NOTE 2 - FINANCING ARRANGEMENTS

See Part I, Item 2 "Management's Discussion and Analysis and Results of Operations -- Liquidity and Capital Resources.

PART I.   FINANCIAL INFORMATION
Item 2.     Management's Discussion and Analysis and Results of Operations


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

During fiscal 1997, the Company changed its name to Alternative Technology Resources, Inc. ("ATR"). It has since focused its efforts entirely upon its computer programmer placement business, whereby it recruits experienced, qualified computer programmers primarily from the former Soviet Union, obtains necessary visas, and places them for assignment in the United States.

THE YEAR 2000 ISSUE

ATR has made an assessment of its computer programs and has determined that it has no Year 2000 impairment in its computer systems developed in-house and is relying on vendor declarations that their accounting program has no impairment related to the Year 2000 issue.

Results of Operation

Contract programming

CONTRACT   PROGRAMMING   REVENUE.   Contract  programming  revenue  results
primarily from sales of  programmer services.

Revenue for the three and six month periods ended December 31, 1997 increased $702,000 or 173% and $1,262,000 or 165%, respectively, over the same periods of the previous year. The increased revenue is a result of having more programming personnel working at customer sites during the first half of fiscal 1998 compared to the same period during fiscal 1997. For the six months ended December 31, 1997 and 1996 there was an average of 58 and 28 programmers, respectively. For the three months ended December 31, 1997 and 1996 there was an average of 61 and 29, respectively. In addition, revenue increased due to an increase in the average billing rates during fiscal 1998 compared to fiscal 1997.

PROGRAMMER COSTS. Programmer costs are the salary, other wage and benefit costs of ATR's programmer employees. Costs increased 68% and 138% for the three months and six months ended December 31, 1997, respectively, compared to the same periods in fiscal 1997. This increase is due primarily to increasing the average number of programmers and to increasing salaries for more experienced programmers.

PART I.  FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis and Results of Operations


START-UP AND OTHER COSTS. Start-up and other costs are the costs of recruiting, training, and travel for programmer employees coming to the United States from the Former Soviet Union for the first time, relocation costs within the United States, and legal and other costs related to obtaining and maintaining compliance with required visas, postings and notifications.

Included in this category of costs is compensation paid by ATR whenever programmer employees are hired and enter the United States or are relocated once in the United States but before these programmers begin working at a customer's work site. There are sometimes periods of up to several days when under immigration law, ATR, as employer, must pay a programmer employee at least 95% of prevailing wages for his or her specialty even when the programmer is not placed.

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

Start-up and other costs increased $161,000 or 207% and $272,000 or 219% in the three and six month periods ended December 31, 1997, respectively, as compared to the same periods in fiscal 1997. Increases are due to placing or relocating more programmers during the first half of fiscal 1998 compared to the first half of fiscal 1997. For the six and three month periods ended December 31, 1997 there were 23 and 7 programmers placed or relocated, respectively. This compares to 11 and 3 programmers placed or relocated during the same periods last year.

CONTRACT PROGRAMMING GROSS PROFIT. The gross profit on contract programming revenue was 13% and 10% for the three and six month periods ended December 31, 1997, respectively, compared to negative margins of (25%) and (11%) in the same periods of fiscal 1997. These increased margins are primarily due to the increase in the total number of programmers generating revenues at higher average billing rates during fiscal 1998 compared to fiscal 1997.

System Service

In fiscal 1997, the Company phased out all LIS software support and hardware services. As a result, there are no revenues or costs from system service in fiscal 1998.

Selling, General and Administrative Expenses

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A expenses increased $120,000 or 52% and $242,000 or 54% for the three and six month periods ended December 31, 1997, respectively, compared to the same periods of fiscal 1997. This increase is due to increasing the average number of employees currently assigned to administrative functions during the six months ended December 31, 1997 to 11 compared to 4 for the same period in fiscal 1997.

PART I.   FINANCIAL INFORMATION
Item 2.     Management's Discussion and Analysis and Results of Operations


Other Income (Expense)

INTEREST EXPENSE. Interest expense increased $65,000 and $101,000 in the three and six month periods ended December 31, 1997, respectively compared to the same periods in fiscal 1997 due to a net increase in notes payable and other debt of $1.3 million since December 31, 1996.

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

Net Loss

Net loss increased $93,000 or 15% for the six months ended December 31, 1997 compared to the same period in fiscal 1997. Net loss decreased $62,000 or 15% for the quarter ended December 31, 1997 compared to the same quarter in fiscal 1997.

Net Loss Per Share

The Company's net loss per share has been computed by dividing net loss after deducting Preferred Stock dividends ($30,625 in each of the three months ended December 31, 1997 and 1996, and $61,250 in each of the six months ended December 31, 1997 and 1996, respectively) by the weighted average number of shares of Common Stock outstanding during the periods presented, including Common Stock to be issued, after giving effect to the Company's one-for-ten consolidation of Common Stock approved by the stockholders on November 21, 1996, and effective December 2, 1996.

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

PART I.  FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis and Results of Operations



of fiscal year 1998. However, considering, among other things, the Company's historical operating losses and its short history in the contract computer programming industry, there can be no assurance that this plan will be successfully implemented.

The Company received short-term financing in the form of notes payable totaling $1.0 million during fiscal 1997 and totaling $0.7 million during fiscal 1996 from two stockholders, James W. Cameron, Jr. ("Cameron") and Dr. Max Negri ("Negri"), to fund its operations. The Company borrowed another $0.8 million from these stockholders during the first six months ended December 31, 1997. These notes mature on December 31, 1998 and bear interest at 10.25%. The Company must obtain additional funds during fiscal 1998 in order to meet its obligations while attempting to grow revenues to a level necessary to generate cash from operations. Although the Company has not entered into any written agreement with Cameron or Negri, management believes, based on discussions with these two individuals, that these two stockholders will continue to finance the Company's operations during fiscal 1998. In December 1997, Cameron and Negri extended the maturity date on $2.6 million in notes payable from December 31, 1997, to the earlier of December 31, 1998, or such time as the Company obtains equity financing. Although the Company has not entered into any written agreement with Cameron or Negri, management believes, based on discussions with these two individuals, that Cameron and Negri will continue to fund operations and extend the maturity dates of the various notes payable until such time as the Company can repay the notes. However, there can be no assurance that events may arise which may affect these stockholders' ability to finance the Company or that the Company may experience significant and unanticipated cash flow problems which may cause these two stockholders to reconsider their investment. Further, if the Company experiences significant cash flow problems, the Company may be required to reduce the level of its operating activities or be forced into seeking protection under federal bankruptcy laws.

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

Effects of Inflation

The Company's most significant cost is personnel. To the extent personnel costs increase, management of the Company believes that customer billing rates can be increased to cover such personnel cost increases.

PART II.    OTHER INFORMATION



Items 1, 2, 3

None

Item 4.  Submission of Matter to a Vote of Security Holders

An annual meeting of shareholders was held November 18, 1997 at the Company's offices in Sacramento, California. The shareholders voted on the following matters and approved:

1) The election of W. Robert Keen, Edward L. Lammerding, and Thomas W. O'Neil, Jr., as directors of the Company: 25,224,142 shares were received in favor of Mr. Keen and 18,242 shares were withheld; 25,223,142 shares were received in favor of Mr. Lammerding and 19,242 shares were withheld; and 25,224,542 shares were received in favor of Mr. O'Neil and 17,842 shares were withheld.

2) The Alternative Technology Resources, Inc. 1997 Stock Option Plan was approved by a vote of 20,470,280 shares in favor, 38,145 shares opposed, 11,785 shares abstaining, and 4,722,174 shares not voting.

Item 5

None

Item 6     Exhibits and Reports on Form 8-K

Exhibit
NUMBER    DESCRIPTION OF DOCUMENT

10.32 Third Addendum to Lease between James W. Cameron, Jr., and the Registrant, dated January 5, 1998.



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




Dated:  February 5, 1998               W. ROBERT KEEN

                                        W. Robert Keen
                                        Chief Executive Officer
                                        (Principal Executive Officer)






Dated:  February 5, 1998               EDWARD L. LAMMERDING
                                        Edward L. Lammerding
                                        Chief Financial Officer
                                        (Principal Financial Officer)