Form 10QSB
period 1998-03-31
ALTERNATIVE TECHNOLOGY RESOURCES INC
filed 1998-05-12
CIK 885520

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549


                            FORM 10-QSB



     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1998

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

Number  of shares of  common  stock  outstanding  as  of  April  30,  1998:
26,120,499

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements



                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                     (FORMERLY KNOWN AS 3NET SYSTEMS, INC.)
                           CONDENSED BALANCE SHEET
                                MARCH 31, 1998
                                  (UNAUDITED)

ASSETS

Current assets:
  Cash                                                        $         28,173
  Accounts receivable, net                                             715,430
  Other current assets                                                 102,491
                                                              ----------------
      Total current assets                                             846,094

PROPERTY AND EQUIPMENT:
  Equipment                                                             12,908
  Furniture and fixtures                                               148,445
                                                              ----------------
                                                                       161,353
  Accumulated depreciation and amortization                           (156,512)
                                                              ----------------
Property and equipment, net                                              4,841
                                                              ----------------
                                                              $        850,935
                                                              ================
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Notes payable to stockholders                               $      3,962,565
  Accounts payable to stockholders                                     451,840
  Accounts payable                                                     115,957
  Accrued payroll and related expenses                                 391,799
  Accrued preferred stock dividends                                    459,376
  Other current liabilities                                             63,625
                                                              ----------------
     Total current liabilities                                       5,445,162

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, $6.00 par value -
    1,200,000 shares authorized, 204,167
    Series D shares issued and outstanding;
    liquidation preference value of $1,684,378                       1,225,002
  Common stock, $0.01 par value - 100,000,000 shares
    authorized, 26,120,499 shares issued and outstanding               261,205
  Unearned compensation                                               (115,672)
  Additional paid-in capital                                        28,877,316
  Accumulated deficit                                              (34,842,078)
                                                                --------------
Total stockholders' deficit                                         (4,594,227)
                                                                --------------
                                                                $      850,935
                                                                ==============


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements


                       ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                       (FORMERLY KNOWN AS 3NET SYSTEMS, INC.)
                         CONDENSED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)



                                                THREE MONTHS                      NINE MONTHS
                                               ENDED MARCH 31,                  ENDED MARCH 31,
                                            1998             1997            1998          1997
Contract programming:
  Contract programming revenue         $  1,462,983     $    587,686   $   3,492,672   $  1,354,944
  Programmer costs                       (1,052,750)        (510,112)     (2,485,684)    (1,174,632)
  Start-up and other costs                 (272,791)        (120,411)       (669,248)      (267,490)
                                       -------------    -------------  --------------  -------------
    Contract programming gross profit       137,442          (42,837)        337,740        (87,178)
                                       -------------    -------------  --------------  -------------
SYSTEM SERVICE:
  Service revenue                              -              63,804            -           229,690
  Cost of service                              -             (41,765)           -          (103,731)
                                       -------------    -------------  --------------  -------------
    System service gross profit                -              22,039            -           125,959
                                       -------------    -------------  --------------  -------------
SELLING, GENERAL AND ADMINISTRATIVE        (311,810)        (304,357)       (999,298)      (855,432)
                                       -------------    -------------  --------------  -------------
LOSS FROM OPERATIONS                       (174,367)        (325,155)       (661,558)      (816,651)

OTHER INCOME (EXPENSE):
  Interest expense                         (100,608)         (59,912)       (324,634)      (182,883)
  Recovery of legal costs                       -            201,550            -           201,550
  Other, net                                    -               (222)           -            (3,908)
                                       -------------     ------------   -------------  -------------
                                           (100,608)         141,416        (324,634)        14,759
                                       -------------     ------------   -------------  -------------
NET LOSS                               $   (274,976)     $  (183,739)   $   (986,192)  $   (801,892)
                                       =============     ============   =============  =============
PREFERRED STOCK DIVIDENDS IN ARREARS        (30,625)         (30,625)        (91,875)       (91,875)
                                       -------------     ------------   -------------  -------------
Net loss applicable to
  common stockholders                  $   (305,601)     $  (214,364)   $ (1,078,067)  $   (893,767)
                                       =============     ============   =============  =============
NET LOSS PER SHARE                     $      (0.01)     $     (0.01)   $      (0.04)  $      (0.04)
                                       =============     ============   =============  =============
SHARES USED IN PER SHARE
  CALCULATIONS                           25,843,333       25,489,998      25,821,885     25,325,408
                                       =============     ============    ============  =============

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.


                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                     (FORMERLY KNOWN AS 3NET SYSTEMS, INC.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                          Nine Months Ended
                                               MARCH 31,
                                           1998         1997

Net cash used in operating activities          $ (1,235,238)        $ (795,815)

Cash flows from investing activities:
 Sale of property and equipment                       2,061              6,165
                                               -------------        -----------
Net cash provided by investing activities             2,061              6,165
                                               -------------        -----------
Cash flows from financing activities:
  Proceeds from exercise of options and warrants     49,843             16,702
  Proceeds from notes payable to stockholders     1,175,303            769,510
  Payments on notes payable and capital leases      (23,539)           (43,404)
                                               -------------        -----------
Net cash provided by financing activities         1,201,607            742,808
                                               -------------        -----------
Net increase (decrease) in cash                     (31,570)           (46,842)
Cash at beginning of period                          59,743             52,106
                                               -------------        -----------
Cash at end of period                          $     28,173         $    5,264
                                               =============        ===========


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.


PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements


                       ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                       (formerly known as 3Net Systems, Inc.)
                       Notes to Condensed Financial Statements
                                   March 31, 1998

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

In the opinion of management, the unaudited  condensed financial statements
contain  all  adjustments  considered  necessary  to   present  fairly  the
Company's financial position at March 31, 1998, results  of  operations for the  three and nine month periods ended March 31, 1998 and 1997,  and  cash flows  for  the nine months ended March 31, 1998 and 1997.  The results for the period ended  March  31,  1998  are  not  necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1998.

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

The report of independent auditors on the Company's June 30, 1997 financial
statements   includes  an  explanatory  paragraph   indicating   there   is
substantial doubt  about  the  Company's  ability  to  continue  as a going
concern.   The  financial  statements  do  not  include any adjustments  to reflect the uncertainties related to the recoverability  and classification of assets or the amounts and classification of liabilities  that may result from the inability of the Company to continue as a going concern.  Based on steps  the  Company  has  taken  to  reduce  its  expenses and refocus  its operations, the Company believes that it has developed  a  viable  plan  to address  the Company's ability to continue as a going concern and that this plan will enable the Company to continue as a going concern through the end
of fiscal  year  1998.   However,  considering,  among  other  things,  the
Company's historical operating losses and its short history in the contract computer  programming  industry,  there  can be no assurance that this plan will be successfully implemented.

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

Revenue for the three and nine month periods ended March 31, 1998 increased
$875,000 or 149% and $2,138,000 or 158%, respectively, over the same periods of the previous year. The increased revenue is a result of having more programming personnel working at customer sites during the nine months of fiscal 1998 compared to the same period during fiscal 1997. For the nine months ended March 31, 1998 and 1997 there was an average of 67 and 30 programmers, respectively. For the three months ended March 31, 1998 and 1997 there was an average of 85 and 35, respectively. In addition, revenue increased due to an increase in the average billing rates during fiscal
1998 compared to fiscal 1997.

PROGRAMMER COSTS.   Programmer costs are the salary, other wage and benefit
costs of ATR's programmer employees.  Costs increased 106% and 112% for the three months and nine months ended March 31, 1998, respectively, compared to


PART I.  FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis and Results of Operations


the same periods in fiscal 1997. This increase is due primarily to increasing the average number of programmers and to increasing salaries for more experienced programmers.

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

Start-up and other costs increased   $152,000  or 127% and $402,000 or 150%
in the three and nine month periods ended March  31, 1998, respectively, as compared to the same periods in fiscal 1997.  Increases  are due to placing or relocating more programmers during the first nine months  of fiscal 1998 compared to fiscal 1997.  For the nine and three month periods  ended March
31,   1998   there   were  59  and  35  programmers  placed  or  relocated,
respectively.  This compares  to  27 and 16 programmers placed or relocated during the same periods last year.

CONTRACT  PROGRAMMING  GROSS  PROFIT.    The   gross   profit  on  contract
programming  revenue  was 9% and 10% for the three and nine  month  periods ended March 31, 1998, respectively,  compared  to  negative margins of (7%)
and (6%) in the same periods of fiscal 1997.  These  increased  margins are primarily due to the increase in the total number of programmers generating revenues  at  higher  average billing rates during fiscal 1998 compared  to fiscal 1997.

System Service

In fiscal 1997, the Company phased out all LIS software support and hardware services. As a result, there are no revenues or costs from system service in fiscal 1998.

Selling, General and Administrative Expenses

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES  ("SG&A").   SG&A expenses
increased   $7,000  or 2% and $144,000 or 17% for the three and nine  month


PART I.  FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis and Results of Operations

periods ended March 31, 1998, respectively, compared to the same periods of fiscal 1997. This increase is primarily due to increasing the average number of employees currently assigned to administrative functions during the nine months ended March 31, 1998 compared to the same period in fiscal 1997, offset by a decrease in depreciation and professional fees.

Other Income (Expense)

INTEREST EXPENSE. Interest expense increased $41,000 and $142,000 in the three and nine month periods ended March 31, 1998, respectively compared to the same periods in fiscal 1997 due to a net increase in notes payable and other debt of $1.4 million since March 31, 1997.

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

Net Loss

Net loss increased $184,000 or 23% for the nine months ended March 31, 1998 compared to the same period in fiscal 1997. Net loss increased $91,000 or 50% for the quarter ended March 31, 1998 compared to the same quarter in fiscal 1997.

Net Loss Per Share

The Company's net loss per share has been computed by dividing net loss after deducting Preferred Stock dividends ($30,625 in each of the three months ended March 31, 1998 and 1997, and $91,875 in each of the nine months ended March 31, 1998 and 1997, respectively) by the weighted average number of shares of Common Stock outstanding during the periods presented, including Common Stock to be issued, after giving effect to the Company's one-for-ten consolidation of Common Stock approved by the stockholders on November 21, 1996, and effective December 2, 1996.

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

The report of independent auditors on the Company's June 30, 1997 financial
statements  includes   an   explanatory   paragraph   indicating  there  is
substantial  doubt  about  the  Company's ability to continue  as  a  going
concern.   The financial statements  do  not  include  any  adjustments  to reflect the  uncertainties related to the recoverability and classification of assets or the  amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.  Based on the steps the Company  has  taken  to  reduce  its expenses and refocus its operations, the Company believes that it has developed  a  viable  plan  to address  the Company's ability to continue as a going concern and that this plan will enable the Company to continue as a going concern through the end
of fiscal  year  1998.   However,  considering,  among  other  things,  the
Company's historical operating losses and its short history in the contract computer  programming  industry,  there  can be no assurance that this plan
will  be  successfully  implemented.    The  Company   received  short-term
financing in the form of notes payable totaling $1.0 million  during fiscal
1997  and  totaling  $0.7 million during fiscal 1996 from two stockholders,
James W. Cameron, Jr.  ("Cameron") and Dr. Max Negri ("Negri"), to fund its
operations.   The  Company   borrowed   another  $1.2  million  from  these
stockholders during the first nine months  ended  March  31,  1998.   These
notes mature on December 31, 1998 and bear interest at 10.25%.  The Company must  obtain  additional  funds  during  fiscal  1998  in order to meet its obligations  while  attempting  to  grow revenues to a level  necessary  to generate cash from operations.  Although  the  Company has not entered into any written agreement with Cameron or Negri, management  believes, based on discussions  with  these two individuals, that these two stockholders  will
continue to finance  the  Company's  operations  during  fiscal  1998.   In
December 1997, Cameron and Negri extended the maturity date on $2.6 million in  notes  payable  from  December 31, 1997, to the earlier of December 31,
1998, or such time as the Company  obtains  equity financing.  Although the
Company has not entered into any written agreement  with  Cameron or Negri, management believes, based on discussions with these two individuals,  that
Cameron  and Negri will continue to fund operations and extend the maturity dates of the various notes payable until such time as the Company can repay
the notes.   However, there can be no assurance that events may arise which may affect these  stockholders'  ability to finance the Company or that the
Company may experience significant  and  unanticipated  cash  flow problems which  may  cause  these  two  stockholders to reconsider their investment.
Further, if the Company experiences  significant  cash  flow  problems, the
Company may be required to reduce the level of its operating activities  or be forced into seeking protection under federal bankruptcy laws.

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

Items 1, 2, 3, 4, 5, 6

None


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


Dated:  May 12, 1998                 W. ROBERT KEEN

                                    W. Robert Keen
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Dated:  May 12, 1998                  EDWARD L. LAMMERDING

                                     Edward L. Lammerding
                                     Chief Financial Officer
                                     (Principal Financial Officer)



