Form 10KSB
period 1998-06-30
ALTERNATIVE TECHNOLOGY RESOURCES INC
filed 1998-09-22
CIK 885520

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-KSB
     (Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED JUNE 30, 1998

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

State issuer's revenue for its most recent fiscal year.  $5,250,002

Aggregate market value of the Registrant's common voting stock held by non-affiliates of the Registrant on September 15, 1998 was $2,729,643 (based on the final trading price on that date).

Number of shares of common stock outstanding at September 15, 1998:
26,120,499

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on November 17, 1998 (which will be filed within 120 days of the Company's fiscal year end) are incorporated by reference into Part III.

                        Exhibit index is located on page 14.

PART I

Item 1.  Description of Business

General

Alternative Technology Resources, Inc. ("ATR" or the "Company"), a Delaware corporation, was founded in 1989 to develop and sell computer integrated laboratory systems ("LIS"). The Company operated under the name 3Net Systems, Inc. and was never successful in the LIS market. Therefore, in fiscal 1996, the Company stopped new system development and later decided to exit LIS entirely.

During fiscal 1997, the Company changed its name to Alternative Technology Resources, Inc. ("ATR"). It has since focused its efforts entirely upon its computer programmer placement business, whereby it recruits experienced, qualified computer programmers primarily from the former Soviet Union, obtains necessary visas, and places them for assignment in the United States. Recently, the Company has begun to recruit programmers from South Korea for future placement.

Based upon its experience in the market thus far and critical industry forecasts, the Company believes that its current focus offers the best opportunity for financial recovery and the development of a viable ongoing enterprise. The Company has begun to generate new revenues and has reduced its operating losses but did not generate sufficient cash flow in fiscal 1998 and 1997 to support operations.

The Company has incurred operating losses since inception which have resulted in an accumulated deficit of $35,099,830 at June 30, 1998. In addition, at June 30, 1998 the Company had a working capital deficit and a stockholders' deficit of $4,844,274. Therefore, the Company is pursuing additional funds through private equity financing or additional debt financing. Although there can be no assurances that additional financing can be obtained or that if obtained, such financing will be sufficient to prevent the Company from having to further materially reduce its level of operations or be forced to seek protection under federal bankruptcy laws, management of the Company believes that sufficient financing will be available until operations can be funded through contract programming and consulting services. Ultimately, the Company will need to achieve a profitable level of operations to fund growth and to meet its obligations when they become due.

Services

Contract Programming, former Soviet Union (FSU)

ATR provides contract computer programming and consulting services to an expanding base and variety of industrial customers by recruiting, training, importing, and contractually deploying foreign information technology professionals from the FSU for direct assignment to customer programming projects. The mechanism by which such prospective foreign contractors are identified and prepared for assignment to U.S. company projects is the Company's business relationship with a technology firm based in the FSU. The Company has an exclusive contract with PRIZE-ITM, LTD. ("PRIZE"), a Latvian company that specializes in information technology recruiting, training and software development. The key principals of PRIZE are former senior executives and managers of the Research Division of the Riga Institute for Civil Aviation
Automation and Controls, Riga, Latvia. In the former Soviet Union, the Riga Institute provided information technology education and software development services to the Ministry of Civil Aviation (AEROFLOT). The original nucleus of PRIZE employees came from the Riga

Institute after the major functions supporting AEROFLOT were discontinued. The Company pays a monthly fee to PRIZE for the services they perform in recruiting and training personnel for U.S. assignments. The process works as follows:

o The Company identifies information technology personnel requirements with its U.S. customers, and provides PRIZE with a technical job profile that describes the specific applications software, computer hardware, operating systems and years experience required to qualify for the specific U.S. customer-identified position. PRIZE uses these profiles to identify and select appropriate candidates. PRIZE has developed a data base of resumes of individuals from Riga and other parts of the former Soviet Union who have technical and language proficiency skills necessary to work in the United States, and who have indicated a desire to work overseas. This data base is integrated with the specific job criteria, and any personnel matches are further interviewed to ascertain if the individual is technically qualified for the specific job and has a desire to participate in the Company's U.S. placement program. PRIZE may also advertise in local newspapers or industry periodicals for information technology professionals with specific technical skills and work experience. These advertisements are placed with a specific U.S. customer in mind that has identified a need within its organization which cannot be filled through its normal domestic U.S. personnel selection channels. In addition, PRIZE has recruiting representatives in other cities in the former Soviet Union who participate in job fairs, and who recruit potential candidates through educational institutions, technical companies or on-line services in their local area.

o PRIZE provides several types of training depending upon the U.S. based customer needs and the needs of the people who are being recruited to fill positions at the customer site. Computer based or classroom training is provided in subjects such as specific programming languages, specific computer operating systems, and business subjects for which computer automation support is provided by the customer to its users. Additional training is provided in English, and U.S. business and personal lifestyles. Not all candidates recruited by PRIZE are trained in technical subjects if they have the requisite skills based on their previous work experience. Depending on the U.S. customer, some specific training may be provided by the customer either in conjunction with PRIZE's training program or once the contractors are at the customer's site. This training is usually more detailed education regarding the customer's business, applications software, and technical environment.

o The typical contract relationship with foreign contractors starts with a representation agreement which allows the Company to represent the candidate for a fixed period of time in the U.S. information technology market. Further, this contract authorizes the Company to process an H1-B work visa with the U.S. Immigration Service when an appropriate job has been found for the candidate. This contract also identifies specific training required to be performed by the candidate prior to reporting to the U.S. customer's work site. After the H1-B visa is approved, the Company and the candidate sign a three year, extendable contract which supports the employment requirements of the H1-B visa, and identifies all the services to be performed by the Company and the contractor. All employment and compensation terms are between the Company as employer, and the contractor as an employee of the Company.

o The Company provides all visa application support, including application fees, and also provides international and domestic transportation to the customer's work-site. When necessary, the Company also provides housing and other support services, e.g. utilities and telephone, until the contractor is capable of establishing credit in order to provide these services for himself.

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

The Company has joint marketing agreements with three professional contract services companies who market the Company's personnel resources. The Company is the preferred provider of foreign workers to these companies.

At September 15, 1998, the Company had 89 foreign contractors actively employed in U.S.-based contracts at 16 different customer business locations in 10 states.

Contract Programming, South Korea

As of September 15, 1998, the Company had begun recruiting programmers from South Korea. Because of the recent business and economic difficulties being experienced in Asia, many qualified computer programmers are under- or unemployed in South Korea. The Company is developing contractual relationships with a firm that represents many such programmers. It is expected that this relationship will work in a similar fashion as the Prize relationship described in the FSU section above. The major difference is that while FSU programmers are often specialized in legacy system programming, South Korean programmers have skills working with more modern computer systems languages and applications, including the client-server and internet environments. The Company has experienced early recruiting success and it's customers have shown an interest in the South Korean programmers. However, no customer placements will be made until more H1-B visas become available after October 1, 1998 (see "Item 1, Description of Business Government Regulation").

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

Customers

The Company's customer base includes those companies to which it is providing services in alternative programming resource services. In fiscal 1998 two customers provided approximately 85% of the Company's total revenues. In fiscal 1997 two customers constituted approximately 73% of total revenues. It should be noted that the two customers cited are third party placement agencies that work with the Company to place programmers at several of their customer locations.

Sales

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

Due to the niche definition of its alternative programming resources ("APR") market segment and the growing general shortage of legacy and other systems maintenance programmers, the Company does not believe that external competition represents the primary impediment to its placement of its programmers in customer contracts. Rather, the Company's APR business is limited primarily by its ability to recruit, train, and present qualified candidates to the customer and to obtain acceptance by potential customers of using foreign contractors. Qualification attributes for placement in U.S. customer contracts include the particular technical skills and experience corresponding to the customer's requirements and sufficient English language skills to communicate effectively in an American business environment.

Government Regulation

The Company's operations are subject to various federal and state laws. The Company believes that its operations currently comply with such laws, but there can be no assurance that subsequent laws, or subsequent changes in current laws or legal interpretations, will not adversely affect the Company's operations.

In connection with its APR program using FSU or South Korean employees, the Company must comply with the laws and regulations of the United States Immigration and Naturalization Service (the "INS"). The Company has engaged the services of a business immigration lawyer to assist in the filing of all appropriate documents necessary for the Company to invite foreign workers to the United States for contract programming assignments. While the Company and its immigration lawyer are very familiar with the current rules and regulations, there can be no assurance that the immigration laws of the United States will not be changed, resulting in a potentially negative effect on the Company's ability to engage qualified FSU employees. At present there is a 65,000 person nationwide limitation on the number of H1-B visas which can be granted in a fiscal year. This limitation has been reached in the last two years, and during fiscal year 1998 several placements were delayed by the lack of available H1-B visas. The U.S. Congress is currently working on legislation to increase the H1-B cap. However, future visa limitations could adversely impact the Company's operations.

Year 2000 Issues

Management has made an assessment of its computer programs and has determined that it has no Year 2000 impairment in its computer systems developed in-house and is relying on vendor declarations that their accounting program has no impairment related to the Year 2000 issue. Therefore, management does not currently anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant.

Human Resources

At September 15, 1998, the Company had 105 employees, consisting of 2 executive officers, 93 contract programming personnel in the United States on visa from the former Soviet Union, and 10 administrative support personnel. There are 12 employee's located at the Company's headquarters in Sacramento and 89 employees located at customer locations as follows: 39 in Massachusetts, 13 in Georgia, 10 in Texas, 10 in Rhode Island, 8 in Connecticut, 5 in California, 3 in Missouri, 2 in Kansas, 2 in Colorado and 1 in Minnesota. None of the Company's employees is represented by a labor union. Management considers its employee relations to be good.

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

Item 2.  Description of Property

The Company's headquarters are located in Sacramento, California. The Company occupies approximately 5,400 square feet of office space which it leases from James W. Cameron, Jr., a substantial shareholder, for a monthly rent of $7,157. The lease expires and is expected to be renewed in December 1998.

Item 3.  Legal Proceedings

The Company is not currently a party to any pending legal proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted during the quarter ended June 30, 1998 to a vote of security holders.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Price Range of Common Stock

The Company's common stock is traded on the OTC Bulletin Board under the symbol "ATEK". Effective December 2, 1996, the Company changed its name from 3Net Systems, Inc., to Alternative Technology Resources, Inc. Prior to December 2,
1996,   the  Company's   common  stock  was  traded  under  the  symbol  "TNET."
Transactions in the Company's common stock are subject to the "penny stock" disclosure requirements of Rule 15g-9 under the Exchange Act.

Set forth below are the high ask and low bids for the common stock of the Company for each of the last eight quarters. The prices have been adjusted to give effect to a one-for-ten share consolidation of the Company's outstanding common stock, par value $0.01 per share, which became effective on December 2, 1996. The quotations are derived either from the IDD Information Services, Tradeline Database or the National Association of Securities Dealers, Inc. and reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions in the common stock. There is no public market for the Company's Preferred Stock.


                Period                         High               Low
                ------                         ----               ----

Quarter ended September 30, 1996                $ 2.50            $ 1.10
Quarter ended December 31, 1996                 $ 2.20            $ 0.56
Quarter ended March 31, 1997                    $ 1.25            $ 0.44
Quarter ended June 30, 1997                     $ 1.25            $ 0.81
Quarter ended September 30, 1997                $ 1.31            $ 0.91
Quarter ended December 31, 1997                 $ 1.19            $ 0.45
Quarter ended March 31, 1998                    $ 1.06            $ 0.38
Quarter ended June 30, 1998                     $ 1.22            $ 0.75


The Company had approximately 169 common stockholders of record and 3 preferred stockholders of record as of September 15, 1998. The last reported sales price for the Company's common stock was $0.4375 on September 15, 1998.

Dividend Policy

The Company has never paid a cash dividend on its common stock and does not anticipate paying cash dividends on its common stock in the foreseeable future. The Company's Series D Preferred Stock carries a cumulative dividend of $0.60 per share per year which has been accrued beginning July 1, 1994 and is payable quarterly to the extent permitted by law.

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

Results of Operation

Contract programming

Contract Programming Revenue. Contract programming revenue results primarily from sales of programmer services. To a lesser extent during fiscal 1997, sales of custom programming and software development are also included in Contract Programming Revenue. These latter categories of sales were immaterial in fiscal 1998.

Revenues increased $3,232,000 or 160% in fiscal 1998 compared to fiscal 1997. This increase was due to billing rate increases, growth in the number of contract programmers working at customer sites in fiscal 1998 compared to fiscal 1997, and the length of time contract programmers were at customer sites during each of the fiscal years.

Programmer Costs. Programmer costs are the salary and other wage and benefit costs of ATR's programmer employees. These costs increased $2,203,000, or 133% in fiscal 1998 compared to fiscal 1997. This increase is due primarily to increasing the number of programmers and to increasing salaries for more experienced programmers.

Start-up and Other Costs. Start-up and other costs are the costs of recruiting, training, and travel for programmer employees coming to the United States from the Former Soviet Union for the first time, relocation costs within the United States, and legal and other costs related to obtaining and maintaining compliance with required visas, postings and notifications.

Included in this category of costs is compensation paid by ATR whenever programmer employees are hired and enter the United States or are relocated once in the United States but before these programmers begin working at a customer's work site. There are sometimes periods of several days when under immigration law, ATR, as employer, must pay a programmer employee at least 95% of prevailing wages for his or her specialty even when the programmer is not placed.

ATR expenses start-up and other costs as incurred, which results in timing differences between the incurring of expense and recognition of resulting revenue. Such differences may be particularly evident in ATR's case because of its relatively small revenue base and rapid growth. The affect may be particularly noticeable whenever the timing of placement of employees is such that the major start-up costs occur late in one reporting period and the revenues appear in subsequent periods. This was the case in the year ended June 30, 1997.

Start-up and other costs increased $424,000 or 98% in fiscal 1998 compared to fiscal 1997. This increase is due to placing or relocating approximately 72 programmers during fiscal 1998 compared to placing or relocating 39 programmers during fiscal 1997.

Contract Programming Gross Profit (Loss). The gross profit (loss) percentage on contract programming revenue was 10% for fiscal 1998 compared to (4)% for fiscal 1997. The lower billing rates and the start-up and other costs that precede revenue as discussed above contributed to the negative margins for fiscal 1997.

System Service

The discussion below relates to fiscal year 1997. In fiscal 1998, the Company did not provide System Service.

System Service Gross Margin. Gross margin from this line of business was 68% in fiscal 1997. This high margin is due to the recognition of previously deferred service contract revenue in fiscal 1997 when the Company assigned those contracts to OMI in May 1997 (see "Item 1, Description of Business --System Service").

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses ("SG&A"). SG&A expense increased $176,000 or 15% in fiscal 1998 compared to fiscal 1997. An increase of $350,000 in personnel costs was partially offset by a decrease of $174,000 in facilities and other costs. The increase in personnel costs is primarily due to increasing the average number of employees currently assigned to administrative functions in fiscal 1998 as compared to fiscal 1997. The facilities and other costs decreased as a result of depreciation. Depreciation decreased in fiscal 1998 since almost all fixed assets were fully depreciated at the end of fiscal 1997.

Other Income (Expense)

Interest  Expense.   Interest  expense  increased   $150,000  in  fiscal  1998
compared to fiscal 1997 due to a net increase in notes payable and other debt of $1,234,000.

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

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109. As of June 30, 1998, the Company had a net operating loss carryforward for federal and state income tax purposes of $24 million and $13 million, respectively. The federal net operating loss carryforward expires in the years 2006 through 2013 and the state net operating loss carryforward expires in 1998 through 2003. In connection with the Company's initial public offering, a change of ownership (as defined in Section 382 of the Internal Revenue Code of 1986, as amended), occurred. As a result, the Company's net operating loss carryforwards generated through August 10, 1992 are subject to an annual limitation of $300,000.

In 1993, a controlling interest of the Company's stock was purchased, resulting in a second annual limitation of $398,000 on the Company's ability to utilize net operating loss carryforwards generated between August 11, 1992, and
September 13, 1993. The Company expects that the aforementioned annual limitations will result in $3.6 million of net operating loss carryovers which may not be utilized prior to the expiration of the carryover period.

Net Loss

Net loss increased to $1,243,944 in fiscal 1998 from $648,187 for fiscal 1997, primarily due to non-recurring other income items in fiscal 1997.

Net Loss Per Share

The Company's net loss per share has been computed by dividing net loss after deducting Preferred Stock dividends ($122,500 in each of the fiscal years 1998 and 1997) by the weighted average number of shares of common stock outstanding during the periods presented. Net loss per share increased as a result of a greater loss and only a slightly greater number of shares used in the calculation in fiscal 1998 compared to fiscal 1997.

Liquidity and Capital Resources

The Company has used a combination of equity and debt financing and internal cash flow to fund operations and finance accounts receivable but has incurred operating losses since its inception.

As a result, the report of independent auditors on the Company's June 30, 1998 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. Based on the steps the Company has taken to reduce its expenses and refocus its operations, the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern and that this plan will enable the Company to continue as a going concern through the end of fiscal year 1999. However, considering, among other things, the Company's historical operating losses and its short history in the contract computer programming industry, there can be no assurance that this plan will be successfully implemented. The Company expects to begin generating positive cash flow from operations during fiscal 1999, but not at levels sufficient to pay off current obligations and fund growth of its contract computer programming and consulting services; therefore, the Company contemplates needing to raise additional financing during fiscal 1999, the receipt of which cannot be assured.

The Company received short-term, unsecured financing in the form of notes payable of approximately $1.3 million, $1.0 million, and $0.7 million during fiscal years 1998, 1997 and 1996, respectively, from two stockholders, Mr. Cameron and Dr. Max Negri ("Negri"), to fund its operations. These notes bear interest at 10.25%. In December 1997, Cameron and Negri extended the maturity date on all notes payable originally maturing December 31, 1997, to the earlier of December 31, 1998, or such time as the Company obtains equity financing.

On April 21, 1997, the Company issued an unsecured note payable (the "Straight Note") to Cameron for $1,000,000 in accordance with the Reimbursement Agreement the Company signed on February 28, 1994. Terms of the note provide for an interest rate of 9.5% and monthly interest payments. No maturity date is stated in the note; however, under the terms of the Reimbursement Agreement, upon written demand by Cameron, the Straight Note will be replaced by a convertible note (the "Convertible Note") in a principal amount equal to the Straight Note and bearing interest at the same rate. The conversion ratio of the Convertible
Note is equal to 20%, multiplied by the average trading price of the Company's common stock over the period of ten trading days ending on the trading day next preceding the date of issuance of such Convertible Note.

The Company must obtain additional funds during fiscal 1999 in order to meet its obligations while attempting to grow revenues to a level necessary to generate cash from operations. Although the Company has not entered into any written agreements with Cameron or Negri, management believes, based on discussions with these two individuals, that they will continue to fund operations and extend the maturity dates of the various notes payable until at least June 30, 1999, or until such time as the Company can repay the notes. However, there can be no assurance that events may arise which may affect these stockholders' ability to finance the Company or that the Company may experience significant and unanticipated cash flow problems which may cause these two stockholders to reconsider their investment. Further, if the Company experiences significant cash flow problems, the Company may be required to reduce the level of its operating activities or be forced into seeking protection under federal bankruptcy laws.

On December 31, 1996, the Board of Directors named Mr. W. Robert Keen as Chief Executive Officer of the Company. In exchange for his services, Mr. Keen initially received 225,000 shares of common stock with a fair market value on the date of issuance of $168,750, and on November 18, 1997 Mr. Keen received 275,000 shares of common stock with a fair market value on the date of issuance of $154,688. Both the 275,000 shares and the 225,000 shares are subject to forfeiture in the event Mr. Keen voluntarily leaves the Company prior to January 1, 1999.

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

Item 7.  Financial Statements

The financial statements of the Company, including the notes thereto and report of the independent auditors thereon, are attached hereby as exhibits.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item  9.  Directors,   Executive  Officers,  Promoters  and  Control  Persons,
Compliance with Section 16(a) of the Exchange Act.

The information required by this item is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 17, 1998 under the Captions "Election of Directors", "Further Information concerning the Board of Directors" and "Section 16(a) Information." The Proxy Statement will be filed within 120 days of the Company's fiscal year end.

Item 10.  Executive Compensation

The information required by this item is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 17, 1998 under the Caption "Executive Compensation." The Proxy Statement will be filed within 120 days of the Company's fiscal year end.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 17, 1998 under the Caption "Principal Stockholders." The Proxy Statement will be filed within 120 days of the Company's fiscal year end.

Item 12.  Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 17, 1998 under the Caption "Certain Relationships and Related Transactions." The Proxy Statement will be filed within 120 days of the Company's fiscal year end.

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

       3.3        Amended and Restated  Certificate  of  Incorporation  of the
                  Registrant.

       4.1        Amended  and  Restated   Certificate   of   Incorporation  of
                  Registrant, including Certificates of Designation with respect to Series A, Series B, Series C, Series D, and Series E
                  Preferred    Stock,    including   any   amendments    thereto
                  (incorporated by reference to Exhibit 4.1 to Reistration Statement on Form S-3, Reg. No. 33-86962).

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

      10.5+ Stock Purchase Warrant issued to William T. Manak on April 6, 1994 for the purchase of 57,286 shares [restated to reflect one-for-ten consolidation of the Company's outstanding common stock effective December 2, 1996] of the Registrant's common stock (incorporated by reference to Exhibit 10.34 to Form 10-KSB for the fiscal year ended June 30, 1994).

      10.6 Stock Purchase Warrant issued to Dennis L. Montgomery on April 6, 1994 for the purchase of 12,500 shares [restated to reflect one-for-ten consolidation of the Company's outstanding common stock effective December 2, 1996] of the Registrant's common stock (incorporated by reference to Exhibit 10.35 to Form 10-KSB for the fiscal year ended June 30, 1994).

      10.7 Stock Purchase Warrant issued to Dennis L. Montgomery on April 6, 1994 for the purchase of 58,000 shares [restated to reflect one-for-ten consolidation of the Company's outstanding common stock effective December 2, 1996] of the Registrant's common stock (incorporated by reference to Exhibit 10.36 to Form 10-KSB for the fiscal year ended June 30, 1994).

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

      10.29 Note Payable between the Registrant and James W. Cameron, Jr., dated April 21, 1997 (incorporated by reference to Exhibit
                  10.29 to Form 10-KSB for the year ended June 30, 1997).

      10.30 Second Addendum to Lease between James W. Cameron, Jr., and the Registrant, dated June 3, 1997 (incorporated by reference to Exhibit 10.30 to Form 10-KSB for the year ended June 30,
                  1997).

      10.31 Joint Services Agreement between the Registrant and Prize-ITM, Ltd., dated August 1, 1997 (incorporated by reference to
                  Exhibit  10.31  to Form  10-KSB  for the year  ended  June 30,
                  1997).

      10.32 Third Addendum to Lease between James W. Cameron, Jr., and the Registrant, dated January 5, 1998 (incorporated by reference to Exhibit 10.32 to Form 10-QSB for the quarter ended December 31, 1997).

      10.33+      Alternative  Technology  Resources,  Inc.  1997 Stock Option
                  Plan

      10.34 Memorandum regarding rent reduction on that Lease between James W. Cameron, Jr., and the Registrant, dated July 15, 1998.

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

 Dated:      September 22, 1998           ALTERNATIVE TECHNOLOGY RESOURCES, INC.




                                     By       /S/ W. ROBERT KEEN
                                                  ------------------------
                                                  W. Robert Keen
                                                   Chief Executive Officer


       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 Signature                   Title                               Date

 /S/  W. ROBERT KEEN         Chief Executive Officer       September 22, 1998
 W. Robert Keen              and Director
                             (Principal Executive Officer)




 /S/  EDWARD L. LAMMERDING    Chairman of the Board,       September 22,  1998
 Edward L. Lammerding         Chief Financial Officer
                              and Director
                              (Principal Financial Officer)




 /S/  THOMAS W. O'NEIL, JR.   Director                     September 22, 1998
 Thomas W. O'Neil, Jr.

                              INDEX TO FINANCIAL STATEMENTS

                          Alternative Technology Resources, Inc.





                                                                     Page

Report of Independent Auditors.....................................F-1
Balance Sheet at June 30, 1998.....................................F-2
Statements of Operations for the Years Ended June 30, 1998
 and 1997 .........................................................F-3
Statements of Stockholders' Deficit for the Years Ended
 June 30, 1998 and 1997............................................F-4
Statements of Cash Flows for the Years Ended June 30, 1998
 and 1997..........................................................F-5
Notes to Financial Statements......................................F-7

                              Report of Independent Auditors



The Board of Directors and Stockholders
Alternative Technology Resources, Inc.

We have audited the accompanying balance sheet of Alternative Technology Resources, Inc. as of June 30, 1998, and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alternative Technology Resources, Inc. at June 30, 1998, and the results of its operations and its cash flows for the years ended June 30, 1998 and 1997 in conformity with generally accepted accounting principles.

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




Sacramento, California
August 17, 1998

                     Alternative Technology Resources, Inc.

                                  Balance Sheet
                                  June 30, 1998

                                     Assets
                                    -------

Current assets:
Cash                                        $    89,696
Accounts receivable, net of allowance for
doubtful accounts of $5,516                     639,357
Accounts and notes receivable from employees
and officers                                    104,737
Other current assets                              3,563
                                              -------------
Total current assets                            837,353

Property and equipment:
Equipment                                        12,908
Furniture and fixtures                          148,445
                                              -------------
                                                161,353
Accumulated depreciation and amortization      (161,353)
                                              -------------
Property and equipment, net                           -
                                              -------------

                                           $    837,353
                                              =============

     Liabilities and Stockholders' Deficit
     -------------------------------------

Current liabilities:
Notes payable to stockholders              $  4,006,565
Notes payable to officers                        37,919
Accounts payable to stockholders                562,245
Accounts payable                                130,174
Accrued payroll and related expenses            346,502
Accrued preferred stock dividends               490,001
Other current liabilities                       108,221
Other notes payable                                   -
                                            -------------
Total current liabilities                     5,681,627

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $6.00 par value--1,200,000
shares authorized, 204,167 shares designated
Series D issued and outstanding;liquidation
preference value of $1,715,003                1,225,002
Common stock, $0.01 par value--100,000,000
shares authorized, 26,120,499 shares issued
and outstanding                                 261,205
Unearned compensation                           (77,343)
Additional paid-in capital                   28,846,692
Accumulated deficit                         (35,099,830)
                                            -------------
Total stockholders' deficit                  (4,844,274)
                                            -------------
                                           $     837,353
                                            =============

 See accompanying notes.

                     Alternative Technology Resources, Inc.

                            Statements of Operations

                                                    Year ended June 30,
                                                  1998             1997
                                                ---------------------------
Contract Programming:
Contract programming revenue                  $  5,250,002   $ 2,018,064
Programmer costs                                (3,860,641)   (1,657,701)
Start-up and other costs                          (858,982)     (434,638)
                                                ---------------------------
Contract programming gross profit (loss)            530,379       (74,275)
                                                ---------------------------

System service:
Service revenue                                          -        360,870
Cost of service                                          -       (117,159)
                                                ---------------------------
System service gross profit                                       243,711
                                                ---------------------------


Selling, general and administrative               1,336,342     1,160,015
                                                ---------------------------

Loss from operations                               (805,963)     (990,579)

Other income (expense):
Interest expense                                   (437,981)     (287,830)
Settlement of dispute with distributor                    -       189,299
Expiration of accrued customer obligations                -       242,848
Reimbursement from insurance company                      -       201,550
Other, net                                                -        (3,475)
                                                ---------------------------
                                                    (437,981)     342,392
                                                ---------------------------

Net loss                                        $ (1,243,944)   $(648,187)
                                                ===========================

Preferred stock dividends in arrears                (122,500)    (122,500)
                                                ---------------------------

Net loss applicable to common stockholders      $ (1,366,444)   $(770,687)
                                                ===========================

Basic and diluted net loss per share            $      (0.05)       (0.03)
                                                ===========================

Shares used in per share calculations             25,964,142    25,369,315
                                                ===========================

See accompanying notes.

                     Alternative Technology Resources, Inc.
                       Statements of Stockholders' Deficit

                       Years ended June 30, 1998 and 1997

                                                                     Common                Additional                   Total
                            Preferred Stock      Common Stock       Stock to    Unearned   Paid-In     Accumulated  Stockholders'
                            Shares   Amount    Shares    Amount     Be Issued  Compensation Capital       Deficit       Deficit
                        ---------------------------------------------------------------------------------------------------------

Balance, June 30, 1996   204,167  $1,225,002  20,000,000 $ 200,000 $ 680,101    $      - $ 27,847,081 $ (33,207,699) $(3,255,515)
Issuance of common
 stock from common
 stock to be issued            -           -   5,218,676    52,186  (521,867)          -      469,681             -            -
Issuance of common
 stock in settlement of
 accounts payable and
 other claims                  -           -     303,871     3,039  (158,234)          -      391,807             -      236,612
Issuance of common
 stock for future
 compensation                  -           -     225,000     2,250         -    (168,750)     166,500             -            -
Amortization of
 unearned compensation         -           -           -         -         -      84,375            -             -       84,375
Warrants and options
 exercised                     -           -      36,379       364         -           -       16,338             -       16,702
Preferred stock
dividends                      -           -           -         -         -           -     (122,500)            -     (122,500)
Net loss                       -           -           -         -         -           -            -      (648,187)    (648,187)

                        ---------------------------------------------------------------------------------------------------------
Balance, June 30, 1997   204,167   1,225,002  25,783,926    257,839        -     (84,375)  28,768,907   (33,855,886)  (3,688,513)


Issuance of common
 stock in settlement of
 accounts payable and
 other claims                  -          -        5,712        57         -          -        5,265             -         5,322
Issuance of common
 stock for future
 compensation                  -          -      275,000     2,750         -   (154,688)     151,938             -             -
Amortization of
 unearned compensation         -          -            -         -         -    161,720            -             -       161,720
Options exercised              -          -        55,861      559         -          -       43,082             -        43,641
Preferred stock
 dividends                     -          -             -        -         -          -     (122,500)            -      (122,500)
Net loss                       -          -             -        -         -          -            -    (1,243,944)   (1,243,944)

                        --------------------------------------------------------------------------------------------------------
Balance, June 30, 1998   204,167 $1,225,002    26,120,499 $261,205     $   -  $ (77,343) $28,846,692  $(35,099,830  $ (4,844,274)
                        ========================================================================================================


See accompanying notes.

                     Alternative Technology Resources, Inc.

                            Statements of Cash Flows
                           Increase (Decrease) in Cash


                                                 Year ended June 30,
                                                  1998          1997
                                              --------------------------

Cash flows from operating activities:
Net loss                                      $(1,243,944)  $  (648,187)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                     8,525       133,392
  Non-cash employee compensation                  161,720        84,375
  Settlement of dispute with distributor                -      (189,299)
  Expiration of accrued customer obligations            -      (242,848)
  Reimbursement from insurance company                  -      (201,550)
  Changes in operating assets and liabilities:
   Accounts receivable                           (420,099)     (108,752)
   Other current assets                           (99,746)       45,037
   Accounts payable to stockholders               286,016       169,129
   Accounts payable                               (38,545)      (21,650)
   Accrued payroll and related expenses            70,755       132,100
   Deferred revenue                                     -      (180,254)
   Other current liabilities                       25,884        19,838
                                                --------------------------
Net cash used in operating activities          (1,249,434)   (1,008,669)
                                                --------------------------

Cash flows from investing activities:
 Disposal of property and equipment                 2,062        6,165
                                                --------------------------
Net cash provided by investing activities           2,062        6,165
                                                --------------------------

                     Alternative Technology Resources, Inc.

                            Statements of Cash Flows
                           Increase (Decrease) in Cash
                                   (continued)


                                                     Year ended June 30,
                                                     1998         1997
                                                 ---------------------------

Cash flows from financing activities:
 Proceeds from exercise of warrants and options $   43,642    $   16,702
 Proceeds from notes payable to stockholders     1,494,303     1,048,510
 Payments on notes payable to stockholders        (275,000)            -
 Notes payable to officers                          37,919             -
 Payments on other notes payable                   (23,539)      (44,912)
 Payments on capital lease obligations                   -       (10,159)
                                                ---------------------------
Net cash provided by financing activities         1,277,325     1,010,141
                                                ---------------------------

Net increase in cash                                29,953         7,637
Cash at beginning of year                           59,743        52,106
                                                ---------------------------
Cash at end of year                             $   89,696     $  59,743
                                                ===========================


Supplemental disclosure of cash flow
information:
 Cash paid during the year for interest         $   73,448     $ 153,198




See accompanying notes.

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                             June 30, 1998 and 1997


1. Summary of Significant Accounting Policies

Description of Business

The Company was founded in 1989 to develop and sell computer integrated laboratory systems ("LIS"). The Company operated under the name 3Net Systems, Inc. and was never successful in the LIS market. Therefore, in fiscal 1996, the Company stopped new system development and later decided to exit the LIS software market entirely.

During fiscal 1997, the Company changed its name to Alternative Technology Resources, Inc. ("ATR"). It has since focused its efforts entirely upon its computer programmer placement business, whereby it recruits experienced, qualified computer programmers primarily from the former Soviet Union, obtains necessary visas, and places them in the United States as contract employees.

Basis of Presentation

The Company has incurred operating losses since inception which have resulted in an accumulated deficit of $35,099,830 at June 30, 1998. In addition, at June 30, 1998 the Company had a working capital deficit and a stockholders' deficit of $4,844,274.

The report of independent auditors on the Company's June 30, 1998 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. Based on the steps the Company has taken to reduce its expenses and refocus its operations, the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern and that this plan will enable the Company to continue as a going concern through the end of fiscal year 1999. However, considering, among other things, the Company's historical operating losses and its short history in the contract computer programming industry, there can be no assurance that this plan will be successfully implemented. The Company expects to begin generating positive cash flow from operations during fiscal 1999, but not at levels sufficient to pay off current obligations and fund growth of its contract computer programming and consulting services; therefore, the Company contemplates needing to raise additional financing during fiscal 1999, the receipt of which cannot be assured.

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                             June 30, 1998 and 1997

1. Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are recorded at cost and are depreciated or amortized on a straight-line basis over the estimated useful lives of the assets or the lease term, whichever is shorter. The estimated useful lives range from three to five years. The Company's assets were fully depreciated at June 30, 1998.

Revenue Recognition

Contract programming revenue represents work performed for customers, primarily on a time and materials basis, and is recorded when the related services are rendered. System service revenues are derived from support and maintenance contracts which are deferred when billed and recognized ratably over the contract term. In connection with its business strategy to exit the LIS products market, the Company entered into an agreement with Omnitech Migrations International, Inc. ("OMI") on May 2, 1997 to transfer its LIS product and its software and hardware customer service contracts to OMI. Under this agreement, the Company transferred and assigned to OMI all of the Company's right, title, and interest in and to these customer agreements and delegated to OMI all the Company's duties and obligations of performance thereunder. As consideration, the Company retained all fees previously paid to it under these service agreements. As a result of this agreement, the Company recognized $131,181 in service revenue in fiscal year 1997 previously recorded as deferred revenue.

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

Stock-Based Compensation

As permitted under the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company has

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                             June 30, 1998 and 1997




1. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

elected to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price or fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Disclosures required under SFAS No. 123 are included in Note 6 to the financial statements.

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

Net Loss Per Share

The Company's net loss per share has been computed by dividing net loss after deducting preferred stock dividends ($122,500 in each of the fiscal years 1998 and 1997) by the weighted average number of shares of common stock outstanding during the periods presented, including common stock to be issued. Common stock issuable upon conversion of preferred stock, common stock options and common stock warrants have been excluded from the net loss per share calculations as their inclusion would be anti-dilutive.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All loss per share amounts for all

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                             June 30, 1998 and 1997

1. Summary of Significant Accounting Policies (continued)

Net Loss Per Share (continued)

periods have been presented in accordance with SFAS 128. As the Company has reported net losses in all periods presented, basic and diluted loss per share have been calculated on the basis of net loss applicable to common stockholders divided by the weighted average number of common stock shares outstanding without giving effect to outstanding options, warrants, and convertible securities whose effects are anti-dilutive. As of June 30, 1998 and 1997, there were stock options, stock warrants and a convertible note payable (Notes 3 and 6) which could potentially dilute basic earnings per share in the future but were not included in the computation of diluted loss per share as their effect was anti-dilutive in the periods presented.

Significant Customers

During the year ended June 30, 1998, two customers individually accounted for 51% and 34% of total revenues. During the year ended June 30, 1997, two customers individually accounted for 37% and 36% of total revenues.

Use of Estimates in Preparation of Financial Statements

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to amounts reported as of and for the year ended June 30, 1997 to conform with the June 30, 1998 presentation.

2. Investor Group Transactions

In fiscal 1994, the Company entered into a series of agreements with James W. Cameron, Jr. ("Cameron") pursuant to which Cameron and Dr. Max Negri ("Negri") became principal stockholders of the Company, holding more than 5% of the Company's common stock and Preferred Stock, Series D.

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                             June 30, 1998 and 1997


2. Investor Group Transactions (continued)

As of June 30, 1998, Cameron beneficially owned 19,881,315 shares of common stock, which includes 63,980 shares issuable upon conversion of 76,167 shares of Preferred Stock, Series D, which are currently convertible. Also included are 213,250 shares held by the Cameron Foundation, for which Cameron disclaims beneficial ownership.

As of June 30, 1998, Negri beneficially owned 2,608,500 shares of common stock, which includes 69,740 shares issuable upon conversion of 83,000 shares of Preferred Stock, Series D, which are currently convertible.

During fiscal 1998 and 1997, the Company did not generate sufficient cash flow from operations and borrowed from these two stockholders. Notes payable to stockholders were $4,006,565 at June 30, 1998 (Note 3). Accrued interest of $220,628 on these notes is included in accounts payable to stockholders at June 30, 1998. The Company also leases its office facilities from Cameron (Note 5). Accrued rent expense of $341,617 is also included in accounts payable to stockholders at June 30, 1998.

3. Financing Arrangements

Since its inception, the Company has used a combination of equity and debt financing and internal cash flow to fund operations and finance accounts receivable. The Company expects to begin generating positive cash flow from operations during fiscal 1999, but not at levels sufficient to pay off current obligations and fund growth of its contract computer programming and consulting services; therefore, the Company contemplates needing to raise additional financing during fiscal 1999, the receipt of which cannot be assured.

The Company received short-term, unsecured financing in the form of notes payable of approximately $1.3 million, $1.0 million, and $0.7 million during fiscal years 1998, 1997 and 1996, respectively, from two stockholders, Cameron and Negri, to fund its operations. These notes bear interest at 10.25%. In December 1997, Cameron and Negri extended the maturity date on all originally maturing December 31, 1997, to the earlier of December 31, 1998, or such time as the Company obtains equity financing.

On April 21, 1997, the Company issued an unsecured note payable (the"Straight Note")to Cameron for $1,000,000 in accordance with the Reimbursement Agreement

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                             June 30, 1998 and 1997


3. Financing Arrangements (continued)

the Company signed on February 28, 1994. Terms of the note provide for an interest rate of 9.5% and monthly interest payments. No maturity date is stated in the note; however, under the terms of the Reimbursement Agreement, upon written demand by Cameron, the Straight Note will be replaced by a convertible note (the "Convertible Note") in a principal amount equal to the Straight Note and bearing interest at the same rate. The conversion ratio of the Convertible
Note is equal to 20%, multiplied by the average trading price of the Company's common stock over the period of ten trading days ending on the trading day next preceding the date of issuance of such Convertible Note.

The Company must obtain additional funds during fiscal 1999 in order to meet its obligations while attempting to grow revenues to a level necessary to generate cash from operations. Although the Company has not entered into any written agreements with Cameron or Negri, management believes, based on discussions with these two individuals, that they will continue to fund operations and extend the maturity dates of the various notes payable until at least June 30, 1999, or until such time as the Company can repay the notes. However, there can be no assurance that events may arise which may affect these stockholders' ability to finance the Company or that the Company may experience significant and unanticipated cash flow problems which may cause these two stockholders to reconsider their investment. Further, if the Company experiences significant cash flow problems, the Company may be required to reduce the level of its operating activities or be forced into seeking protection under federal bankruptcy laws.

4. Income Taxes

Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of June 30, 1998 are as follows:

Net operating loss carryforwards                         $ 8,748,000
Research credits                                             123,000
Common stock options                                       2,543,000
Common stock warrants                                        789,000
Other - net                                                  406,000
                                                        --------------
Total deferred tax assets                                 12,609,000
Valuation allowance for deferred tax assets              (12,609,000)
                                                        ==============

Net deferred tax assets                                 $          -
                                                        ==============

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                             June 30, 1998 and 1997

4. Income Taxes (continued)

The Company's valuation allowance as of June 30, 1997 was $12,220,000, resulting in a net change in the valuation allowance of $389,000.

As of June 30, 1998 the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $24 million and $13 million, respectively. The federal net operating loss carryforward expires in 2006 through 2013 and the state net operating loss carryforward expires in 1998 through 2003. The Company also has approximately $98,000 and $25,000 of research and development tax credit carryforwards for federal and state income tax purposes, respectively. The federal research and development tax credit carryforwards expire in 2005.

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

5. Commitments

In November 1995, the Company entered into a lease agreement for its current facility under a one year lease with Cameron. The lease has been extended to December 31, 1998. At June 30, 1998, $341,617 of rent owed for fiscal years 1998, 1997 and 1996 is included in the balance of accounts payable to stockholders. Rental expense for all operating leases was $181,589 and $96,710 for the years ended June 30, 1998 and 1997, respectively. Annual minimum rental payments for all non-cancelable

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                             June 30, 1998 and 1997

5. Commitments (continued)

operating leases for fiscal years 1999, 2000, and 2001 are $151,126, $97,823, and $21,747, respectively.

6. Stockholders' Deficit

On December 31, 1996, the Board of Directors named Mr. W. Robert Keen as Chief Executive Officer of the Company. In exchange for his services, Mr. Keen initially received 225,000 shares of common stock with a fair market value on the date of issuance of $168,750, and on November 18, 1997 Mr. Keen received 275,000 shares of common stock with a fair market value on the date of issuance of $154,688. Both the 275,000 shares and 225,000 shares are subject to forfeiture in the event Mr. Keen voluntarily leaves the Company prior to January 1, 1999.

During fiscal 1997, the Company issued 303,871 shares of the Company's common stock in settlement of approximately $237,000 in accrued legal costs and approximately $158,000 in other claims accrued in prior years.

Series D Preferred Stock

In June 1994, existing stockholders purchased 204,167 shares of Series D Convertible Preferred Stock for $1,225,002. The Company is required to pay cumulative preferential dividends to holders of Series D Preferred Stock on a quarterly basis beginning July 1, 1994, at a rate of $0.60 per year per share. As of June 30, 1998, cumulative unpaid, undeclared dividends were $490,001. Each share of Series D Preferred Stock is convertible at the option of the stockholder into such number of fully paid and nonassessable shares of common stock as is determined by dividing the sum of $6.00 and the accrued but unpaid dividends by the Series D conversion price, as defined in the agreement, in effect on the conversion date. The Series D conversion price is $10.00 per share. Additionally, the Series D Preferred Stock is redeemable at any time, at the Company's option, at a price of $6.00 per share plus accrued but unpaid dividends. The liquidation preference is $6.00 per share plus accrued but unpaid dividends.

Series E Preferred Stock

On December 1, 1995, the holders of all the outstanding shares of the Company's Series E Preferred Stock tendered those shares for conversion into 22,335,932

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                             June 30, 1998 and 1997

6. Stockholders' Deficit (continued)

Series E Preferred Stock (continued)

shares of the Company's common stock pursuant to the terms of the Series E Preferred Stock purchase agreement. As of the conversion date, 20,000,000 common shares were authorized; therefore 5,218,677 shares were recorded as common stock to be issued. During fiscal 1997 the number of authorized shares was increased and the previously unissued shares were then issued.

Warrants

Warrant activity during the periods indicated is as follows:

                                                               Weighted
                                                Range of        Average
                                 Number of      Exercise       Exercise
                                  Shares         Prices          Price
                                ------------------------------------------

Balance at June 30, 1996         1,443,251     $0.00-$50.00    $16.30

Granted                             14,400        $0.75         $0.75
Exercised                          (15,000)       $0.00         $0.00
Expired/Canceled                  (265,236)    $30.00-$50.00   $40.00
                                ------------------------------------------

Balance at June 30, 1997         1,177,415      $0.01-$28.80   $10.87

Expired/Canceled                  (471,832)     $13.75-$28.80  $21.94
                                ------------------------------------------

Balance at June 30, 1998           705,583      $0.01-$28.80    $3.47
                                ==========================================

At June 30, 1998 and 1997, the weighted-average remaining contractual life of outstanding warrants was 4.2 years and 4.3 years, respectively. All warrants were immediately exercisable for common stock at June 30, 1998.

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                             June 30, 1998 and 1997


6. Stockholders' Deficit (continued)

1993 and 1997 Stock Option/Stock Issuance Plans (continued)

The 1993 Stock Option/Stock Issuance Plan (the "1993 Plan"), pursuant to which key employees (including officers) and consultants of the Company and the non-employee members of the Board of Directors may acquire an equity interest in the Company, was adopted by the Board of Directors on August 31, 1993 and became effective at that time. The 1993 Plan provided that up to 400,000 shares of common stock could be issued over the ten year term of the 1993 Plan.

The 1997 Stock Option Plan (the "1997 Plan"), pursuant to which key employees (including officers) and consultants of the Company and the non-employee members of the Board of Directors may acquire an equity interest in the Company, was adopted by the Board of Directors on November 18, 1997 and became effective at that time.

An aggregate of 3,000,000 shares of common stock may be issued over the five year term of the 1997 plan. Subject to the oversight and review of the Board of Directors, the 1997 Plan shall generally be administered by the Company's Compensation Committee consisting of at least two non-employee directors as appointed by the Board of Directors. The grant date, the number of shares covered by an option and the terms and conditions for exercise of options, shall be determined by the Committee, subject to the 1997 Plan requirements. The Board of Directors shall determine the grant date, the number of shares covered by an option and the terms and conditions for exercise of options to be granted to members of the Committee.

Outstanding option activity for the 1993 and the 1997 Plans during the periods indicated is as follows:

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                             June 30, 1998 and 1997

6. Stockholders' Deficit (continued)

1993 and 1997 Stock Option/Stock Issuance Plans (continued)

                                                               Weighted
                                                Range of        Average
                                 Number of      Exercise       Exercise
                                  Shares         Prices          Price
                                ------------------------------------------

Balance at June 30, 1996          312,622      $0.78-$13.10      $1.19
Granted                           166,000      $0.75- $0.91      $0.83
Exercised                         (21,380)        $0.78          $0.78
Forfeited                         (41,462)        $0.78          $0.78
                                ------------------------------------------

Balance at June 30, 1997          415,780      $0.75-$13.10      $1.11
Granted                           240,000         $0.75          $0.75
Exercised                         (55,861)        $0.78          $0.78
Expired/Canceled                  (30,000)        $0.78          $0.78
                                ------------------------------------------
Balance at June 30, 1998          569,919      $0.75-$13.10      $1.01
                                ==========================================

The following table summarizes information about stock options outstanding at June 30, 1998:
                                         Weighted
                            Weighted     Average                Weighted
  Range of                   Average     Remaining               Average
   Exercise      Options    Exercise    Contractual  Options    Exercise
   Prises      Outstanding    Price        Life     Exercisable   Price
-------------  ------------ ----------- ----------- ----------- -----------

  $0.75-$0.78     469,919    $ 0.76        8.47      145,919      $ 0.78
  $0.91-$1.62      90,000    $ 0.95        8.43        8,333      $ 1.37
  $     13.10      10,000    $13.10        5.90       10,000      $13.10
               ============                         ===========
                  569,919                            164,252
               ============                         ===========

SFAS No.123 requires presentation of pro forma information regarding net income
(loss) and earnings per share as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for ATR options was estimated at the date of grant using the binomial option pricing model with the following weighted average assumptions for both fiscal 1998 and 1997: dividend yield of 0%, an expected life of three years from grant date,

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                             June 30, 1998 and 1997


6. Stockholders' Deficit (continued)

1993 Stock Option/Stock Issuance Plan (continued)

risk-free interest rate of 6.6%; and an expected volatility of .955 and 1.104 for fiscal 1998 and 1997, respectively.

The model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. It requires the input of highly subjective assumptions, the quality of which cannot be judged except by hindsight. The Company's pro forma information follows:

                                                      1998         1997
                                                  ---------------------------
Net loss applicable to common stockholders:
  As reported                                     $ (1,366,444)   (770,687)
  Pro forma                                       $ (1,477,071)  $(924,327)

Basic and diluted net loss per share:
  As reported                                     $      (0.05)  $   (0.03)
  Pro forma                                       $      (0.06)  $   (0.04)


The weighted average fair value of options granted during the years ended June 30, 1998 and 1997 was $0.47 and $0.66, respectively. Because SFAS No. 123 is applicable only to options granted subsequent to June 30, 1995, its pro forma effect will not be fully reflected until 1999.

In addition to options granted pursuant to the 1993 and 1997 Stock Option/Stock Issuance Plans, the Company has granted options outside these plans. In fiscal year 1994, the Company granted to its then-new Chief Executive Officer and director, stock options for 400,000 shares of common stock exercisable at $0.10 per share, and recorded compensation expense of $1,400,000. The option is fully vested as of June 30, 1998 and expires on August 10, 2003. In April 1996, the Company's former Chief Executive Officer exercised options for 10,000 Shares.

In September 1996, the Board of Directors granted a non-statutory option to purchase 20,000 shares of the Company's common stock at an exercise price of $2.00 per share to Edward L. Lammerding, Chairman of the Board. The option vests over 3 years and expires in September 2001.

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                             June 30, 1998 and 1997

6. Stockholders' Deficit (continued)

Stock Reserved for Issuance

As of June 30, 1998, the Company has reserved a total of 4,608,175 shares of common stock pursuant to outstanding warrants, options, conversion of Series D Preferred Stock, and future issuance of options to employees and non-employee directors.

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

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                             June 30, 1998 and 1997


1997, legal expenses and costs of $201,550 accrued in prior periods by the Company related to this litigation were reimbursed by insurers of Mr. Cameron and the Company.