Form 10QSB
period 1998-09-30
ALTERNATIVE TECHNOLOGY RESOURCES INC
filed 1998-11-12
CIK 885520

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

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

Number of shares of common stock outstanding as of October 31, 1998:  26,120,499

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements



                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                             Condensed Balance Sheet
                               September 30, 1998
                                   (Unaudited)


                                     Assets

Current assets:
  Cash                                                           $       92,295
  Accounts receivable, net                                              571,621
  Other current assets                                                  111,573
                                                                ---------------

     Total current assets                                               775,489


                                                                  $     775,489



                      Liabilities and Stockholders' Deficit

Current liabilities:
  Notes payable to stockholders                                       4,006,565
  Notes payable to officers                                              38,849
  Accounts payable to stockholders                                      672,617
  Accounts payable                                                       91,707
  Accrued payroll and related expenses                                  354,063
  Accrued preferred stock dividends                                     520,626
  Other current liabilities                                              99,085
                                                               ----------------

     Total current liabilities                                        5,783,512

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $6.00 par value - 1,200,000 shares
    authorized, 204,167 Series D shares issued and
    outstanding; liquidation preference value of $1,745,628           1,225,002
  Common stock, $0.01 par value - 100,000,000 shares
    authorized, 26,120,499 shares issued and outstanding                261,205
  Unearned compensation                                                 (38,672)
  Additional paid-in capital                                         28,816,067
  Accumulated deficit                                               (35,271,625)
                                                                 --------------

    Total stockholders' deficit                                      (5,008,023)
                                                                 --------------

                                                                 $      775,489
                                                                 ==============


See accompanying notes to condensed financial statements.

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                       Condensed Statements of Operations
                                   (Unaudited)


                                                            Three Months
                                                        Ended September 30,
                                                      1998              1997
                                                      ----              ----

Contract programming:
  Contract programming revenue                   $   1,710,008     $    921,742
  Programmer costs                                  (1,271,258)        (709,925)
  Start-up and other costs                            (158,523)        (157,489)
                                                 ------------------------------
    Contract programming gross profit                  280,227           54,328
                                                 ------------------------------

Selling, general and administrative                   (340,194)        (333,785)
                                                 ------------------------------


Loss from operations                                   (59,967)        (279,457)

Other income (expense):
 Interest expense                                     (111,828)         (83,664)
                                                 ------------------------------
                                                      (111,828)         (83,664)

Net loss                                         $    (171,795)    $   (363,121)
                                                 ==============================


Preferred stock dividends in arrears                   (30,625)         (30,625)
                                                 ------------------------------
Net loss applicable to
  common stockholders                            $    (202,420)    $   (393,746)
                                                 ==============================

Basic and diluted net loss per share             $       (0.01)    $      (0.02)
                                                 ==============================

Shares used in per share calculations               26,120,499       25,325,408
                                                 ==============================



See accompanying notes to condensed financial statements.

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                             Three Months
                                                          Ended September 30,
                                                          1998          1997
                                                          ----          ----

Net cash provided by (used in) operating activities    $   1,669    $  (322,569)

Cash flows from financing activities:
  Proceeds from exercise of options and warrants               -         22,548
  Proceeds from notes payable to stockholders                  -        293,000
  Proceeds from notes payable to officers                    930              -
  Payments on notes payable and capital leases                 -        (11,972)
                                                        -----------------------
Net cash provided by financing activities                    930        303,576
                                                        -----------------------

Net (decrease) increase in cash                            2,599        (18,993)
Cash at beginning of period                               89,696         59,743
                                                        -----------------------

Cash at end of period                                   $ 92,295      $  40,750
                                                        =======================





See accompanying notes to condensed financial statements.

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                     Notes to Condensed Financial Statements
                               September 30, 1998

                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1998.

In the opinion of management, the unaudited condensed financial statements contain all adjustments considered necessary to present fairly the Company's financial position at September 30, 1998, results of operations for the three month periods ended September 30, 1998 and 1997, and cash flows for the three months ended September 30, 1998 and 1997. The results for the period ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1999.

Certain amounts for the three months ended September 30, 1997 have been reclassified to conform with the September 30, 1998 presentation.

The report of independent auditors on the Company's June 30, 1998 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. Based on the steps the Company has taken to reduce its expenses and refocus its operations, the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern and that this plan will enable the Company to continue as a going concern through the end of fiscal year 1999. However, considering, among other things, the Company's historical operating losses and its short history in the contract computer programming industry, there can be no assurance that this plan will be successfully implemented. The Company began generating positive cash flow from operations during fiscal 1999, but not at levels sufficient to pay off current obligations and fund growth of its contract computer programming and consulting services; therefore, the Company contemplates needing to raise additional financing during fiscal 1999, the receipt of which cannot be assured.

Note 2 - Financing Arrangements

See Part I, Item 2 "Management's Discussion and Analysis and Results of Operations -- Liquidity and Capital Resources."

PART 1.   FINANCIAL INFORMATION
Item 2.   Management's Discussion and Analysis and Results of Operations

Management's Discussion and Analysis

The following discussion provides information to facilitate the understanding and assessment of significant changes in trends related to the financial condition of the Company and its results of operations. It should be read in conjunction with the Company's financial statements and the notes thereto and other financial information included elsewhere in the 10-KSB for the fiscal year ended June 30, 1998.

Overview

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

Year 2000 Issues

Management has made an assessment of its computer programs and has determined that it has no Year 2000 impairment in its computer systems developed in-house and is relying on vendor declarations that their systems and programs have no impairment related to the Year 2000 issue. Therefore, management does not currently anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant.

Results of Operation

Contract programming

Contract Programming Revenue. Contract programming revenue results primarily from sales of programmer services. During fiscal 1998, sales of custom programming and software development and acting as an intermediary in providing such services are also included in Contract Programming Revenue. These sales were immaterial in fiscal 1998 and expected to be immaterial in fiscal 1999.

Revenues increased $788,000 or 86% in the quarter ended September 30, 1998, compared to the quarter ended September 30, 1997. This increase is due to billing rate increases, growth in the number of contract programmers working at customer sites in fiscal 1999 compared to fiscal 1998, and the length of time contract programmers were at customer sites during each of the quarters ended September 30.

Programmer Costs. Programmer costs are the salary, and other wage and benefit costs of ATR's programmer employees. These costs increased 79% for the three months ended September 30, 1998, compared to the same period last year. This increase is primarily due to almost doubling the average number of programmers working at customer sites in the current quarter compared to the comparable quarter in fiscal 1998 and due to increasing salaries for more experienced programmers.

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

Start-up and other costs increased $1,000 or 1% in the quarter ended September 30, 1998, as compared to the same quarter in fiscal 1998. This small increase is due to an $18,000 increase in recruiting and training efforts overseas offset by a $17,000 decrease in placing and relocating programmers during the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998.

Contract Programming Gross Profit. The gross profit on contract programming revenue was 16% for the three months ended September 30, 1998, compared to 6% in the same quarter of fiscal 1998. This increase is primarily due to the increase in the total number of programmers generating revenues at higher billing rates during fiscal 1999 compared to fiscal 1998.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses ("SG&A"). SG&A expenses increased $6,000 or 2% for the three months ended September 30, 1998 compared to the same quarter of fiscal 1998. This small increase is due to stabilizing the size of the administrative staff over the last year and a half.

Other Income (Expense)

Interest Expense. Interest expense increased $28,000 in the three months ended September 30, 1998 compared to the same period in fiscal 1998 due to a net increase in notes payable and other debt of $0.9 million since September 30, 1997.

Income Taxes

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

Net Loss

Net loss decreased $191,000 or 53% for the three months ended September 30, 1998 compared to the same quarter in fiscal 1998.

Basic and Diluted Net Loss Per Share

The Company's net loss per share has been computed by dividing net loss after deducting Preferred Stock dividends ($30,625 in each of the three months ended September 30, 1998 and 1997) by the weighted average number of shares of Common Stock outstanding during the quarters presented. Common stock issuable upon conversion of Preferred Stock, Common Stock options and Common Stock warrants have been excluded from the net loss per share calculations as their inclusion would be anti-dilutive. Net loss per share decreased as a result of a smaller loss and only a slightly greater number of shares used in the calculation in the quarter ended September 30, 1998 compared to the comparable quarter of fiscal 1998.

Liquidity and Capital Resources

The Company has used a combination of equity and debt financing and internal cash flow to fund operations and finance accounts receivable but has incurred operating losses since its inception.

As a result, the report of independent auditors on the Company's June 30, 1998 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. Based on the steps the Company has taken to reduce its expenses and refocus its operations, the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern and that this plan will enable the Company to continue as a going concern through the end of fiscal year 1999. However, considering, among other things, the Company's historical operating losses and its short history in the contract computer programming industry, there can be no assurance that this plan will be successfully implemented. The Company began generating positive cash flow from operations during fiscal 1999, but not at levels sufficient to pay off current obligations and fund growth of its contract computer programming and consulting services; therefore, the Company contemplates needing to raise additional financing during fiscal 1999, the receipt of which cannot be assured.

The Company received short-term, unsecured financing in the form of notes payable of approximately $1.3 million, $1.0 million, and $0.7 million during fiscal years 1998, 1997 and 1996, respectively ($3.0 million in the aggregate), from two stockholders, Mr. James W. Cameron, Jr. ("Cameron") and Dr. Max Negri ("Negri"), to fund its operations. These notes bear interest at 10.25%. In December 1997, Cameron and Negri extended the maturity date on all notes payable originally maturing December 31, 1997, to the earlier of December 31, 1998, or such time as the Company obtains equity financing.

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

PART II.       OTHER INFORMATION

Items 1, 2, 3, 4, 5 and 6

None

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNATIVE TECHNOLOGY RESOURCES, INC.
           (Registrant)





Dated: November 10, 1998                          W. ROBERT KEEN
                                            -------------------------------
                                            W. Robert Keen
                                            Chief Executive Officer
                                            (Principal Executive Officer)






Dated: November 10, 1998                          EDWARD L. LAMMERDING
                                            -------------------------------
                                            Edward L. Lammerding
                                            Chief Financial Officer
                                            (Principal Financial Officer)