Form 10QSB
period 1998-12-31
ALTERNATIVE TECHNOLOGY RESOURCES INC
filed 1999-02-09
CIK 885520

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1998

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

                                 (916) 231-0400
                           (Issuer's telephone number)


                  (Former address if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of common stock outstanding as of January 31, 1999:  26,135,478

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements



                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                             Condensed Balance Sheet
                                December 31, 1998
                                   (Unaudited)


                                     Assets
                                     ------

Current assets:
  Cash                                                          $        53,346
  Accounts receivable, net                                              572,528
  Other current assets                                                  118,020
                                                                ---------------
     Total current assets                                               743,894
                                                                ---------------
                                                                $       743,894
                                                                ===============

                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current liabilities:
  Notes payable to stockholders                                       4,267,252
  Notes payable to officers                                              39,779
  Accounts payable to stockholders                                      573,114
  Accounts payable                                                       82,068
  Accrued payroll and related expenses                                  340,314
  Accrued preferred stock dividends                                     551,251
  Other current liabilities                                              88,883
                                                                ---------------
     Total current liabilities                                        5,942,661
                                                                ---------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $6.00 par value - 1,200,000 shares
     authorized, 204,167 Series  D shares issued and
     outstanding; liquidation preference value of $1,776,253          1,225,002
  Common stock, $0.01 par value - 100,000,000 shares
     authorized, 26,120,499 shares issued and outstanding               261,205
  Additional paid-in capital                                         28,785,441
  Accumulated deficit                                               (35,470,415)
                                                                ---------------
    Total stockholders' deficit                                      (5,198,767)
                                                                ---------------
                                                                $       743,894
                                                                ===============


See accompanying notes to condensed financial statements.

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements



                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                       Condensed Statements of Operations
                                   (Unaudited)






                                                          Three Months                        Six Months
                                                       Ended December 31,                 Ended December 31,
                                                       ------------------                 ------------------
                                                     1998              1997            1998              1997
                                                     ----              ----            ----              ----
Contract programming:
  Contract programming revenue                   $ 1,809,755      $ 1,107,947       $ 3,519,763      $ 2,029,689
  Programmer costs                                (1,291,561)        (723,009)       (2,562,819)      (1,432,934)
  Start-up and other costs                          (239,068)        (238,968)         (397,591)        (396,457)
                                                 -----------      -----------       -----------      -----------
    Contract programming gross profit                279,126          145,970           559,353          200,298
                                                 -----------      -----------       -----------      -----------
Selling, general and administrative                 (302,151)        (353,703)         (642,345)        (687,488)
                                                 -----------      -----------       -----------      -----------

Loss from operations                                 (23,025)        (207,733)          (82,992)        (487,190)

Other income (expense):
  Interest expense                                  (175,766)        (140,362)         (287,594)        (224,026)
                                                 -----------      -----------       -----------      -----------
                                                    (175,766)        (140,362)         (287,594)        (224,026)
                                                 -----------      -----------       -----------      -----------

Net loss                                         $  (198,791)     $  (348,095)      $  (370,586)     $  (711,216)
                                                 ===========      ===========       ===========      ===========

Preferred stock dividends in arrears                 (30,625)         (30,625)          (61,250)         (61,250)
                                                 -----------      -----------       -----------      -----------
Net loss applicable to
  common stockholders                            $  (229,416)     $  (378,720)      $  (431,836)     $  (772,466)
                                                 ===========      ===========       ===========      ===========

Net loss per share                               $     (0.01)     $     (0.01)      $     (0.02)     $     (0.03)
                                                 ===========      ===========       ===========      ===========

Shares used in per share calculations             26,120,499       25,829,309        26,120,499       25,811,394
                                                 ===========      ===========       ===========      ===========



See accompanying notes to condensed financial statements.

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements



                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)




                                                                                        Six Months
                                                                                    Ended December 31,
                                                                                    ------------------
                                                                                1998                 1997
                                                                                ----                 ----

Net cash used in operating activities                                  $     (298,897)      $     (747,789)

Cash flows from investing activities:
   Sale of property and equipment                                                   -                2,061
                                                                       --------------       --------------
Net cash provided by investing activities                                           -                2,061
                                                                       --------------       --------------
Cash flows from financing activities:
  Proceeds from exercise of options and warrants                                    -               47,063
  Proceeds from notes payable to stockholders                                 273,647              805,303
  Proceeds from notes payable to officers                                       1,860                    -
  Payments on notes payable to stockholders                                   (12,960)                   -
  Payments on notes payable and capital leases                                      -              (23,539)
                                                                       --------------       --------------
Net cash provided by financing activities                                     262,547              828,827
                                                                       --------------       --------------

Net (decrease) increase in cash                                               (36,350)              83,099
Cash at beginning of period                                                    89,346               59,743
                                                                       --------------       --------------

Cash at end of period                                                  $       53,346       $      142,842
                                                                       ==============       ==============




See accompanying notes to condensed financial statements.

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements


                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                     Notes to Condensed Financial Statements
                                December 31, 1998

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

In the opinion of management, the unaudited condensed financial statements contain all adjustments considered necessary to present fairly the Company's financial position at December 31, 1998, results of operations for the three and six month periods ended December 31, 1998 and 1997, and cash flows for the six months ended December 31, 1998 and 1997. The results for the period ended December 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1999.

The report of independent auditors on the Company's June 30, 1998 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. Based on the steps the Company has taken to reduce its expenses and refocus its operations, the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern and that this plan will enable the Company to continue as a going concern through the end of fiscal year 1999. However, considering, among other things, the Company's historical operating losses and its short history in the contract computer programming industry, there can be no assurance that this plan will be successfully implemented. The Company expects to generate positive cash flow from operations during fiscal 1999, but not at levels sufficient to pay off current obligations and fund growth of its contract computer programming and consulting services; therefore, the Company contemplates needing to raise additional financing during fiscal 1999, the receipt of which cannot be assured.

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

Results of Operation

Contract programming

Contract Programming Revenue. Contract programming revenue results primarily from sales of programmer services. During fiscal 1998, sales of custom programming and software development and acting as an intermediary in providing such services are also included in Contract Programming Revenue. These sales were immaterial in fiscal 1998 and are expected to be immaterial in fiscal 1999.

Revenue for the three and six month periods ended December 31, 1998 increased $702,000 or 63% and $1,490,000 or 73%, respectively, over the same periods of the previous year. The increased revenue is due to billing rate increases, growth in the number of contract programmers working at customer sites in fiscal 1999 compared to fiscal 1998, and the length of time contract programmers were at customer sites during each of the periods ended December 31.

PART I.   FINANCIAL INFORMATION
Item 2.   Management's Discussion and Analysis and Results of Operations


Programmer Costs. Programmer costs are the salary, and other wage and benefit costs of ATR's programmer employees. These costs increased 79% for each of the three and six month periods ended December 31, 1998, compared to the same periods last year. This increase is primarily due to almost doubling the average number of programmers working at customer sites in the current quarter compared to the comparable quarter in fiscal 1998 and due to increasing salaries for more experienced programmers.

Start-up and Other Costs. Start-up and other costs are the costs of recruiting, training, and travel for programmer employees coming to the United States from the Former Soviet Union for the first time, relocation costs within the United States, and legal and other costs related to obtaining and maintaining compliance with required visas, postings and notifications.

Included in this category of costs is compensation paid by ATR whenever programmer employees are hired and enter the United States or are relocated once in the United States but before these programmers begin working at a customer's work site. There are sometimes periods of several days when under immigration law, ATR, as employer, must pay a programmer employee at least 95% of prevailing wages for his or her specialty even when the programmer is not yet placed.

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

Start-up and other costs increased less than $1,000 and slightly over $1,000 in the three and six month periods ended December 31, 1998, as compared to the same periods in fiscal 1998. This small increase is due to an increase in recruiting and training efforts overseas offset by a decrease in placing and relocating programmers during the first six months of fiscal 1999 compared to fiscal 1998.

Contract Programming Gross Profit. The gross profit on contract programming revenue was 15% and 16% for the three and six month periods ended December 31, 1998, respectively, compared to 13% and 10% in the same periods in fiscal 1998. Increases are primarily due to the increase in the total number of programmers generating revenues at higher billing rates during fiscal 1999 compared to fiscal 1998.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses ("SG&A"). SG&A expenses decreased $52,000 or (15%) and $45,000 or (7%) for the three and six month periods ended December 31, 1998, respectively, compared to the same periods of the prior fiscal year. This decrease is principally due to reducing the use of outside financial consultants and reducing the cost of general insurance coverage during the first six months of fiscal 1999 compared to fiscal 1998.

PART I.   FINANCIAL INFORMATION
Item 2.   Management's Discussion and Analysis and Results of Operations

Other Income (Expense)

Interest Expense. Interest expense increased $35,000 and $64,000 in the three and six month periods ended December 31, 1998, respectively, compared to the same periods in fiscal 1998 due to a net increase in notes payable and other debt of $0.7 million since December 31, 1997.

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

Net Loss

Net loss decreased $341,000 or 48% for the six months ended December 31, 1998 compared to the same period in fiscal 1998.

Basic and Diluted Net Loss Per Share

The Company's net loss per share has been computed by dividing net loss after deducting Preferred Stock dividends ($30,625 in each of the three months ended December 31, 1998 and 1997, and $61,250 in each of the six months ended December 31, 1998 and 1997, respectively) by the weighted average number of shares of Common Stock outstanding during the periods presented. Common stock issuable upon conversion of Preferred Stock, Common Stock options and Common Stock warrants have been excluded from the net loss per share calculations as their inclusion would be anti-dilutive. Net loss per share decreased as a result of a smaller loss and only a slightly greater number of shares used in the calculation in the periods ended December 31, 1998 compared to the comparable periods of fiscal 1998.

Liquidity and Capital Resources

The Company has used a combination of equity and debt financing and internal cash flow to fund operations and finance accounts receivable but has incurred operating losses since its inception.

As a result, the report of independent auditors on the Company's June 30, 1998 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. Based on the steps the Company has taken to reduce its expenses and refocus its operations, the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern and that this plan will enable the Company to continue as a going concern through the end of fiscal year 1999. However, considering, among other things, the Company's historical operating losses and its short history in the contract computer programming industry, there can be no assurance that this plan will be successfully implemented. The Company expects to generate positive

PART I.   FINANCIAL INFORMATION
Item 2.   Management's Discussion and Analysis and Results of Operations


cash flow from operations during fiscal 1999, but not at levels sufficient to pay off current obligations and fund growth of its contract computer programming and consulting services; therefore, the Company contemplates needing to raise additional financing during fiscal 1999, the receipt of which cannot be assured.

The Company received short-term, unsecured financing in the form of notes payable of approximately $0.3 million in the first six months of fiscal 1999, and $1.3 million, $1.0 million, and $0.7 million during fiscal years 1998, 1997 and 1996, respectively ($3.3 million in the aggregate), from two stockholders, Mr. James W. Cameron, Jr. ("Cameron") and Dr. Max Negri ("Negri"), to fund its operations. These notes bear interest at 10.25%. In December 1998, Cameron and Negri extended the maturity date on all notes payable originally maturing December 31, 1998, to the earlier of December 31, 1999, or such time as the Company obtains replacement financing.

On April 21, 1997, the Company issued an unsecured note payable (the "Straight Note") to Cameron for $1,000,000 in accordance with the Reimbursement Agreement the Company signed on February 28, 1994. Terms of the note provide for an interest rate of 9.5% and monthly interest payments. No maturity date is stated in the note; however, under the terms of the Reimbursement Agreement, upon written demand by Cameron, the Straight Note will be replaced by a convertible note (the "Convertible Note") in a principal amount equal to the Straight Note and bearing interest at the same rate. The conversion ratio of the Convertible
Note is equal to 20% multiplied by the average trading price of the Company's common stock over the period of ten trading days ending on the trading day next preceding the date of issuance of such Convertible Note. Since the Company has not made interest payments on the note, accrued interest of $161,370 is included in accounts payable to stockholders.

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

On December 31, 1996, the Board of Directors named Mr. W. Robert Keen as Chief Executive Officer of the Company. In exchange for his services, Mr. Keen initially received 225,000 shares of common stock with a fair market value on the date of issuance of $168,750, and on November 18, 1997 Mr. Keen received 275,000 shares of common stock with a fair market value on the date of issuance of $154,688. Both the 275,000 shares and the 225,000 shares are subject to forfeiture in the event Mr. Keen voluntarily leaves the Company prior to January 1, 1999. Mr. Keen retired as Chief Executive Officer on January 15, 1999 but will continue as a non-employee board member and will consult with the Company on a regular basis.

PART I.   FINANCIAL INFORMATION
Item 2.   Management's Discussion and Analysis and Results of Operations


Effects of Inflation

The Company's most significant cost is personnel. To the extent personnel costs increase, management of the Company believes that customer billing rates can be increased to cover such personnel increases.


PART II. OTHER INFORMATION


Items 1, 2, 3

None

Item 4.  Submission of Matters to a Vote of Security Holders

An annual meeting of stockholders was held November 17, 1998 at the Company's offices in Sacramento, California. The stockholders voted on the following matters and approved:

1) The election of W. Robert Keen, Edward L. Lammerding, and Thomas W. O'Neil, Jr., as directors of the Company: 19,567,834 shares were received in favor of Mr. Keen , Mr. Lammerding, and Mr. O'Neil and 12,675 shares were withheld.

Items 5 and 6

None

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNATIVE TECHNOLOGY RESOURCES, INC.
           (Registrant)





Dated:  February 9, 1999                       EDWARD L. LAMMERDING
                                     -------------------------------------------
                                     Edward L. Lammerding
                                     Chairman of the Board
                                     (Principal Executive and Financial Officer)