Form 10QSB
period 1999-03-31
ALTERNATIVE TECHNOLOGY RESOURCES INC
filed 1999-05-11
CIK 885520

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1999

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

Number of shares of common stock outstanding as of April 30, 1999:  26,135,478

PART I.        FINANCIAL INFORMATION
Item 1.        Financial Statements


                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                             Condensed Balance Sheet
                                 March 31, 1999
                                   (Unaudited)


                                     Assets

Current assets:
  Cash                                                           $      19,334
  Accounts receivable, net                                             488,880
  Other current assets                                                 112,024
                                                                 -------------
     Total current assets                                              620,238
                                                                 -------------
                                                                 $     620,238
                                                                 =============

                      Liabilities and Stockholders' Deficit

Current liabilities:
  Notes payable to stockholders                                      4,308,090
  Notes payable to directors                                            40,689
  Accounts payable to stockholders                                     667,137
  Accounts payable                                                      90,450
  Accrued payroll and related expenses                                 358,837
  Accrued preferred stock dividends                                    581,876
  Other current liabilities                                            113,058
                                                                 -------------
     Total current liabilities                                       6,160,137

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $6.00 par value - 1,200,000 shares
     authorized, 204,167 Series D shares issued and
     outstanding; liquidation preference value of $1,806,878         1,225,002
  Common stock, $0.01 par value - 100,000,000 shares
     authorized, 26,135,478 shares issued and outstanding              261,355
  Additional paid-in capital                                        28,762,360
  Accumulated deficit                                              (35,788,616)
                                                                 -------------
    Total stockholders' deficit                                     (5,539,899)
                                                                 -------------
                                                                 $     620,238
                                                                 =============

See accompanying notes to condensed financial statements.

PART I.        FINANCIAL INFORMATION
Item 1.        Financial Statements


                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                       Condensed Statements of Operations
                                   (Unaudited)




                                                      Three Months                          Nine Months
                                                     Ended March 31,                       Ended March 31,
                                                     ---------------                       ---------------
                                                1999                1998             1999                1998
                                                ----                ----             ----                ----
Contract programming:
  Contract programming revenue            $   1,543,432      $    1,462,983     $   5,063,195     $   3,492,672
  Contract termination fees                      16,110                   -            16,110                 -
  Programmer costs                           (1,077,778)         (1,052,750)       (3,640,597)       (2,485,684)
  Start-up and other costs                     (367,005)           (272,791)         (764,596)         (669,248)
                                          -------------      --------------     -------------     -------------
    Contract programming gross profit           114,759             137,442           674,112           337,740

Selling, general and administrative            (315,094)           (311,810)         (957,439)         (999,298)
                                          -------------      --------------     -------------     -------------
Loss from operations                           (200,335)           (174,368)         (283,327)         (661,558)

Other income (expense):
 Interest expense                              (117,865)           (100,608)         (405,459)         (324,634)
                                          -------------      --------------     -------------     -------------

Net loss                                  $    (318,200)     $     (274,976)    $    (688,786)    $    (986,192)
                                          =============      ==============     =============     =============

Preferred stock dividends in arrears            (30,625)            (30,625)          (91,875)          (91,875)
                                          -------------      --------------     -------------     -------------
Net loss applicable to
  common stockholders                     $    (348,825)     $     (305,601)    $    (780,661)    $  (1,078,067)
                                          =============      ==============     =============     =============

Net loss per share                        $       (0.01)     $        (0.01)    $       (0.03)    $       (0.04)
                                          =============      ==============     =============     =============

Shares used in per share calculations        26,131,484          25,843,333        26,124,107        25,821,885
                                          =============      ==============     =============     =============



See accompanying notes to condensed financial statements.

PART I.        FINANCIAL INFORMATION
Item 1.        Financial Statements



                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)




                                                                         Nine Months
                                                                       Ended March 31,
                                                                  1999               1998
                                                                  ----               ----

Net cash used in operating activities                        $    (374,657)     $  (1,235,238)

Cash flows from investing activities:
  Sale of property and equipment                                         -              2,061
                                                             -------------      -------------
Net cash provided by investing activities                                -              2,061
                                                             -------------      -------------
Cash flows from financing activities:
  Proceeds from exercise of options and warrants                         -             49,843
  Proceeds from notes payable to stockholders                    1,079,150          1,175,303
  Proceeds from notes payable to directors                           2,770                  -
  Payments on notes payable to stockholders                       (777,625)                 -
  Payments on notes payable and capital leases                           -            (23,539)
                                                             -------------      -------------
Net cash provided by financing activities                          304,295          1,201,607
                                                             -------------      -------------

Net (decrease) increase in cash                                    (70,362)           (31,570)
Cash at beginning of period                                         89,696             59,743
                                                             -------------      -------------

Cash at end of period                                        $      19,334      $      28,173
                                                             =============      =============





See accompanying notes to condensed financial statements.

PART I.        FINANCIAL INFORMATION
Item 1.        Financial Statements


                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                     Notes to Condensed Financial Statements
                                 March 31, 1999

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

In the opinion of management, the unaudited condensed financial statements contain all adjustments considered necessary to present fairly the Company's financial position at March 31, 1999, results of operations for the three and nine month periods ended March 31, 1999 and 1998, and cash flows for the nine months ended March 31, 1999 and 1998. The results for the period ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1999.

The report of independent auditors on the Company's June 30, 1998 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. Based on the steps the Company has taken to reduce its expenses and refocus its operations, the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern and that this plan will enable the Company to continue as a going concern through the end of fiscal year 1999. However, considering, among other things, the Company's historical operating losses and its history in the contract computer programming industry, there can be no assurance that this plan will be successfully implemented. The Company does not expect to generate positive cash flow from operations during fiscal 1999 or to be able to pay off current obligations and fund growth of its computer programmer placement business; therefore, the Company must raise additional financing during fiscal 1999, the receipt of which cannot be assured.

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

Revenue for the three and nine month periods ended March 31, 1999 increased $80,000 or 5% and $1,571,000 or 45%, respectively, over the same periods of the previous year. For the quarter, the increased revenue is primarily due to a greater number of billing hours per programmer and to slightly higher billing rates. During the nine months, revenue also increased due to a 27% increase in the monthly average number of programmers at customer sites.

Contract Termination Fees. Contract termination fees are amounts received from customers when they exercise the contract provision which allows them to convert ATR's programmer to their employee. In addition, these fees can also be received from programmers when they exercise their contract provision to terminate their relationship with the Company prior to the termination date of the contract.

PART I.        FINANCIAL INFORMATION
Item 2.        Management's Discussion and Analysis and Results of Operations


These fee amounts are stipulated in customer and programmer contracts and are based on the length of time remaining under the existing contract. Although contract termination fees are common in the industry, the number and frequency of exercises of the "buy-out" provisions is unpredictable.

Programmer Costs. Programmer costs are the salary, and other wage and benefit costs of ATR's programmer employees. These costs increased 2% for the three months and 46% for the nine months ended March 31, 1999 compared to the same periods last year. The slight increase for the three month period was due to salary increases for the more experienced programmers. The larger increase for the nine month period is due to a 27% increase in the average number of programmers working at customer sites in the current period compared to the comparable period in fiscal 1998 and due to increasing salaries for more experienced programmers. These costs have remained within a range of 70% to 72% of contract programming revenue for all periods presented.

Start-up and Other Costs. Start-up and other costs are the costs of recruiting, training, and travel for programmer employees coming to the United States from the Former Soviet Union for the first time, relocation costs within the United States, and legal and other costs related to obtaining and maintaining compliance with required visas, postings and notifications.

Included in this category of costs is compensation paid by ATR whenever programmer employees are hired and enter the United States or are relocated once in the United States but before these programmers begin working at a customer's work site. There are sometimes periods from several days to several months when under immigration law, ATR, as employer, must pay a programmer employee at least 95% of prevailing wages for his or her specialty even when the programmer is not placed.

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

Start-up and other costs increased $94,000 and $95,000 in the three and nine month periods ended March 31, 1999, as compared to the same periods in fiscal 1998. This increase is primarily due to the cost of paying programmers who experienced gaps in time between completing an assignment with one customer before beginning work with another customer. As discussed above, in such cases the programmer must be paid by ATR even though the programmer is not generating revenue for the Company.

Contract Programming Gross Profit. The gross profit on contract programming revenue (excluding contract purchase fees from the calculation) was 6% for the three months and 13% for the nine months ended March 31, 1999, respectively, compared to 9% and 10% in the same periods in fiscal 1998. The decrease in the quarter was due to increased start-up and other costs discussed in the previous paragraph. The nine-month increase was primarily due to the increase in the total number of programmers generating revenues at higher billing rates during fiscal 1999 compared to fiscal 1998.

PART I.        FINANCIAL INFORMATION
Item 2.        Management's Discussion and Analysis and Results of Operations



Selling, General and Administrative Expenses

Selling, General and Administrative Expenses ("SG&A"). SG&A expenses increased $3,000 or 1% for the three months and decreased $42,000 or 4% for the nine months ended March 31, 1999, respectively, compared to the same periods of the prior fiscal year. This decrease for the nine-month period is principally due to reducing the use of outside financial consultants and to negotiating reductions of insurance premiums during fiscal 1999.


Other Income (Expense)

Interest Expense. Interest expense increased $17,000 and $81,000 in the three and nine month periods ended March 31, 1999, respectively, compared to the same periods in fiscal 1998 due to a net increase in notes payable and other debt since March 31, 1998.

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

Net Loss

Net loss decreased $297,000 or 30% for the nine months ended March 31, 1999 compared to the same period in fiscal 1998.

Basic and Diluted Net Loss Per Share

The Company's net loss per share has been computed by dividing net loss after deducting Preferred Stock dividends ($30,625 in each of the three months ended March 31, 1999 and 1998, and $91,875 in each of the nine months ended March 31, 1999 and 1998, respectively) by the weighted average number of shares of Common Stock outstanding during the periods presented. Common stock issuable upon conversion of Preferred Stock, Common Stock options and Common Stock warrants have been excluded from the net loss per share calculations as their inclusion would be anti-dilutive. Net loss per share decreased as a result of a smaller loss and only a slightly greater number of shares used in the calculation in the nine-month period ended March 31, 1999 compared to the comparable period of fiscal 1998.

Liquidity and Capital Resources

The Company has used a combination of equity and debt financing and internal cash flow to fund operations and finance accounts receivable but has incurred operating losses since its inception.

PART I.        FINANCIAL INFORMATION
Item 2.        Management's Discussion and Analysis and Results of Operations

As a result, the report of independent auditors on the Company's June 30, 1998 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. Based on the steps the Company has taken to reduce its expenses and refocus its operations, the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern and that this plan will enable the Company to continue as a going concern through the end of fiscal year 1999. However, considering, among other things, the Company's historical operating losses and its history in the contract computer programming industry, there can be no assurance that this plan will be successfully implemented. The Company does not expect to generate positive cash flow from operations during fiscal 1999 or to be able to pay off current obligations and fund growth of its computer programmer placement business; therefore, the Company must raise additional financing during fiscal 1999, the receipt of which cannot be assured.

The Company received short-term, unsecured financing (net) in the form of notes payable of approximately $0.3 million in the first nine months of fiscal 1999, and $1.3 million, $1.0 million, and $0.7 million during fiscal years 1998, 1997 and 1996, respectively ($3.3 million in the aggregate), from two stockholders, Mr. James W. Cameron, Jr. ("Cameron") and Dr. Max Negri ("Negri"), to fund its operations. These notes bear interest at 10.25%. In December 1998, Cameron and Negri extended the maturity date on all notes payable originally maturing December 31, 1998, to the earlier of December 31, 1999, or such time as the Company obtains replacement financing.

On April 21, 1997, the Company issued an unsecured note payable (the "Straight Note") to Cameron for $1,000,000 in accordance with the Reimbursement Agreement the Company signed on February 28, 1994. Terms of the note provide for an interest rate of 9.5% and monthly interest payments. No maturity date is stated in the note; however, under the terms of the Reimbursement Agreement, upon written demand by Cameron, the Straight Note will be replaced by a convertible note (the "Convertible Note") in a principal amount equal to the Straight Note and bearing interest at the same rate. The conversion ratio of the Convertible
Note is equal to 20% multiplied by the average trading price of the Company's common stock over the period of ten trading days ending on the trading day next preceding the date of issuance of such Convertible Note. Since the Company has not made interest payments on the note, accrued interest of $185,000 is included in accounts payable to stockholders.

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

On December 31, 1996, the Board of Directors named Mr. W. Robert Keen as Chief Executive Officer of the Company. In exchange for his services, Mr. Keen initially received 225,000 shares of common stock with a fair market value on the date of issuance of $168,750, and on November 18, 1997 Mr. Keen received 275,000 shares of common stock with a fair market value on the date of issuance of $154,688. Mr. Keen retired as Chief Executive Officer on January 15, 1999 but will continue as a non-employee board member and will consult with the Company on a regular basis. As a provision of his consulting agreement, Mr. Keen agreed to extend the trading restrictions on these shares until March 2000.

Effects of Inflation

The Company's most significant cost is personnel. To the extent personnel costs increase, management of the Company believes that customer billing rates can be increased to cover such personnel increases.

PART II.       OTHER INFORMATION

Items 1, 2, 3, 4, and 5

     None


Item 6.   Exhibits and Reports on Form 8-K

Exhibit
Number           Description of Document
-------          ------------------------

10.35 Fourth Addendum to Lease between James W. Cameron, Jr., and the Registrant, effective January 1, 1999.


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

                                   ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                                                (Registrant)


Dated:  May 11, 1999                EDWARD L. LAMMERDING
                                    -----------------------------------------
                                    Edward L. Lammerding
                                    Chairman of the Board
                                    (Principal Executive and Financial Officer)