Form 10KSB
period 1999-06-30
ALTERNATIVE TECHNOLOGY RESOURCES INC
filed 1999-09-22
CIK 885520

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
     (Mark One)
        [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED JUNE 30, 1999

        [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
              For the transition period from _____ to _____

              Commission file number   0-20468

                        ALTERNATIVE TECHNOLOGY RESOURCES, INC .
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

                                 (916) 231-0400
                (Issuer's telephone number, including area code)

       Securities registered under Section 12 (b) of the Act:
     Title of Each Class             Name of Each Exchange on Which Registered
           None                      -----------------------------------------

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

State issuer's revenue for its most recent fiscal year.  $6,593,414

Aggregate market value of the Registrant's common voting stock held by non-affiliates of the Registrant on August 31, 1999 was $18,831,284 (based on the final trading price on that date).

Number of shares of Common Stock outstanding at August 31, 1999:  50,061,494

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on November 16, 1999 (which will be filed within 120 days of the Company's fiscal year end) are incorporated by reference into Part III.

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

During fiscal 1997, the Company changed its name to Alternative Technology Resources, Inc. It has since focused its efforts upon its computer programmer placement business, whereby it recruits experienced, qualified computer programmers primarily from the former Soviet Union ("FSU"), obtains necessary visas, and places them for assignment in the United States. ATR is also recruiting programmers from South Korea for future placement.

In August 1999, ATR decided to pursue the establishment of an Internet medical provider network. The Company believes that a market can be developed that utilizes a business-to-business Internet strategy whereby the nation's 600,000 plus medical providers can directly access purchasers of medical services. ATR is in the process of investigating the potential market for such a program and formulating a business model under which it will proceed. The Company has not yet contracted with any medical provider to join such a network, nor with any purchasers of medical services to use such a network. Further, no assurance exists that the Company will be able to successfully develop, finance and implement this program.

ATR's computer programmer placement business generated new revenues and reduced operating losses but did not generate sufficient cash flow in fiscal 1999 and 1998 to support operations. However, in the second half of fiscal 1999, there was a decline in contract programming revenues caused by the non-renewal of programmer contracts from a high of 109 programmers during the fiscal year 1999 to a low at August 31, 1999 of 43 programmers at customer locations in the United States.

The Company has incurred operating losses since inception which have resulted in an accumulated deficit of $35,816,577 at June 30, 1999. In addition, at June 30, 1999 the Company had a working capital deficit and a stockholders' deficit of $5,587,475 each. Therefore, ATR is pursuing additional funds through private equity financing or additional debt financing. Although there can be no assurances that additional financing can be obtained or that if obtained, such financing will be sufficient to prevent the Company from having to further materially reduce its level of operations or be forced to seek protection under federal bankruptcy laws, management of ATR believes that sufficient financing will be available until operations can be internally funded. Ultimately, ATR will need to achieve a profitable level of operations to fund growth and to meet its obligations when they become due.

Services

The Company currently provides contract computer programming services to a variety of customers. ATR recruits, tests, trains, and hires foreign information technology professionals and negotiates contracts with customers to provide the services of these ATR employees for the customer's information technology projects.

ATR works primarily with two overseas companies that specialize in the recruiting, testing, and training of information technology professionals and also works with several U.S. placement agencies that assist in the identification of customer requirements and the placement of ATR programmers to meet those requirements.

The first overseas company with which ATR deals extensively is PRIZE-ITM, LTD. ("PRIZE"), a Latvian company with whom ATR has an exclusive contract for candidates throughout the FSU. The key principals of PRIZE are former senior executives and managers of the Research Division of the Riga Institute for Civil Aviation Automation and Controls, Riga, Latvia. The Company pays monthly fees to PRIZE for the services they perform in recruiting and training personnel for U.S. assignments.

The second overseas company with which ATR deals extensively is PCII-Korea ("PCII"), a Korean company with whom ATR has a non-exclusive contract. In September 1998, ATR began to recruit programmers from South Korea. Because of business and economic conditions throughout Asia, many qualified computer programmers in South Korea are under- or unemployed. PCII represents many such programmers.

The process works as follows:

o The Company identifies information technology personnel requirements with its U.S. customers, and provides PRIZE and PCII with technical job profiles that describe the specific applications software, computer hardware, operating systems and years experience required to qualify for U.S. customer-identified positions. PRIZE and PCII use these profiles to identify and select appropriate candidates. Both PRIZE and PCII have developed databases of resumes of individuals who have technical and language proficiency skills necessary to work in the United States, and who have indicated a desire to work overseas. These databases are integrated with the specific job criteria, and any personnel matches are further interviewed to ascertain if the individual is technically qualified for the specific job and has a desire to participate in the Company's U.S. placement program. Both PRIZE and PCII may also advertise on the Internet, in local newspapers, or in industry periodicals for information technology professionals with specialized technical skills and work experience. These advertisements are placed with a specific U.S. customer in mind that has identified a need within its organization that cannot be filled through its normal domestic U.S. personnel selection channels. In addition, PRIZE has recruiting representatives in other cities in the FSU who participate in job fairs and who recruit potential candidates through educational institutions, technical companies or on-line services in their local area.

o PRIZE and PCII provide several types of training depending upon the U.S. based customer needs and the needs of the people who are being recruited to fill positions at the customer site. Computer based or classroom training is provided in specific programming languages, computer operating systems, and business subjects related to customer needs. Additional training is provided in English, U.S. business practice, and cultural issues.

o The typical contract relationship with a foreign contractor starts with a representation agreement which allows the Company to represent the candidate for a fixed period of time in the U.S. information technology market. Further, this contract authorizes ATR to process an H1-B work visa with the U.S. Immigration and Naturalization Service (the "INS") when an appropriate job has been found for the candidate. After the H1-B visa is approved, the Company and the candidate sign a three-year, extendable contract that supports the employment requirements of the H1-B visa and identifies all the services to be performed by ATR and the contractor. All terms of employment, compensation, and benefits are between the Company as employer and the individual computer professional as an employee of ATR.

o The Company provides all visa application support, including application fees, and also provides international and domestic transportation to the customer's work-site. When necessary, ATR also provides housing and other support services, e.g. utilities and telephone, until the contractor is capable of establishing credit in order to provide these services for himself or herself.

At August 31, 1999, the Company had 43 foreign employees assigned to U.S.-based contracts at 19 different customer business locations in 12 states.

Customers

Customers have shown a trend toward utilizing individual programmers and small (2 to 4 people) programming teams rather than large programming teams. In the past, the Company focused on customers using mainframe computers because there has been an ever-decreasing domestic labor pool of programmers who were technically qualified and who desired to perform software maintenance tasks on the older mainframe computer systems.

One of the main issues generating demand for mainframe computer programmers is known as the "Y2k" problem. Also known as the "millennium bug," this problem arises from the widespread use of only two digits to represent the year in computer programs performing date computations and decision-making functions. As the year 2000 approaches, most large companies will complete their work on the Y2k problem and "freeze" their software development until the first few months of the year 2000. As a result, ATR ha more recently focused on customers using client-server computer systems.

In fiscal 1999 two customers provided approximately 83% of the Company's total revenues, and in fiscal 1998 two customers constituted approximately 85% of total revenues. It should be noted that the two customers cited are third party placement agencies that work with ATR to place programmers at several of their customer locations.

Sales

ATR's executive officers and certain technical staff members currently participate in selling efforts by directly contacting potential contract programming customers. The Company also relies upon and benefits from the efforts of third-party business partners in the sale and placement of foreign contractors in new customer contracts and the management of such accounts after the sale.

Competition

The information technology temporary services industry is highly competitive with limited barriers to entry. Within local markets, smaller firms actively compete with ATR for business, and in most of these markets no single company has a dominant share of the market. The Company also competes in national, regional, and local markets with larger full-service and specialized competitors which have significantly greater marketing, financial, and other resources than ATR.

The Company's business is limited primarily by its ability to recruit, train, and present qualified candidates to the customer and to obtain acceptance by potential customers of using foreign contractors. Qualification attributes for placement in U.S. customer contracts include the particular technical skills and experience corresponding to the customer's requirements and sufficient English language skills to communicate effectively in an American business environment.

Government Regulation

The Company's operations are subject to various federal and state laws. ATR believes that its operations currently comply with such laws, but there can be no assurance that subsequent laws, or subsequent changes in current laws or legal interpretations, will not adversely affect the Company's operations.

In connection with its program using foreign employees, the Company must comply with the laws and regulations of the INS. ATR has engaged the services of a business immigration lawyer to assist in the filing of all appropriate documents necessary for the Company to invite foreign workers to the United States for contract programming assignments. While ATR and its immigration lawyer are very familiar with the current rules and regulations, there can be no assurance that the immigration laws of the United States will not be changed, resulting in a potentially negative effect on the Company's ability to engage qualified foreign employees.

At present there is a 115,000 person nationwide limitation on the number of H1-B visas which can be granted in any twelve-month period ending on September 30. This limitation has been reached in the two most recent periods; and during the twelve-month period ending September 30, 1999, placements were delayed by the lack of available H1-B visas. Future visa limitations could adversely impact the Company's operations.

In September and October 1998, ATR submitted over 100 petitions for H1-B visas to the INS. In December 1998, the Company received a request from the INS for more information including: the size of ATR's offices, payroll information, corporate tax information, and information about the Company's officers and directors. This information was provided to the INS in late December 1998. In April 1999, approximately 50 of the 100 visa petitions previously submitted were denied based on what ATR and its attorneys believe is a misunderstanding by the INS of the facts submitted in December 1998. Subsequently, additional information has been provided to the INS by the Company; however, no further decisions have been made by the INS.

ATR is aggressively working with its immigration attorneys to bring to the attention of the INS what it believes to be errors in the INS' analysis of the Company and an inadequate understanding of the Company's business practices. As this situation continues, the Company is not precluded from filing additional

H1-B visa petitions. It is ATR's intention to continue to file H1-B visa petitions as it identifies programmer placement opportunities; however, in the event the Company is unable to obtain additional H1-B visas, the Company's operations and financial position could be adversely affected in fiscal year 2000.

Year 2000 Issues

Management has made an assessment of its computer hardware and software programs and has determined that it has no Year 2000 impairment in its computer systems developed in-house and is relying on vendor declarations that their systems and programs have no impairment related to the Year 2000 issue. Therefore, management does not currently anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant.

Human Resources

At August 31, 1999, the Company had 66 employees, consisting of 10 employees located at the Company's headquarters in Sacramento, 7 employees in the FSU on a leave of absence, 6 employees in the United States pending a customer assignment, and 43 employees located at customer locations. None of ATR's employees is represented by a labor union. Management considers its employee relations to be good.

Insurance

The annual coverage limits for the Company's general premises liability and workers' compensation insurance policies are $2,000,000 for liability insurance policies and $1,000,000 for workers' compensation. ATR also has a $1,000,000 policy for errors and omissions insurance. Management believes such limits are adequate for the Company's business; however, there can be no assurance that potential claims will not exceed the limits on these policies.

Item 2.  Description of Property

ATR's headquarters are located in Sacramento, California. The Company occupies approximately 5,200 square feet of office space which it leases from Mr. James
W. Cameron, Jr. ("Cameron"), the Company's majority shareholder, for a monthly rent of $7,613. The lease expires and is expected to be renewed in December 1999.

Item 3.  Legal Proceedings

The Company is not currently a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted during the quarter ended June 30, 1999 to a vote of security holders.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Price Range of Common Stock

ATR's common stock is traded on the OTC Bulletin Board under the symbol "ATEK". Transactions in ATR's common stock are subject to the "penny stock" disclosure requirements of Rule 15g-9 under the Exchange Act.

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


           Period                                           High                    Low
            ------                                         -----                  ------
Quarter ended September 30, 1997                            $ 1.31                $ 0.91
Quarter ended December 31, 1997                             $ 1.19                $ 0.45
Quarter ended March 31, 1998                                $ 1.06                $ 0.38
Quarter ended June 30, 1998                                 $ 1.22                $ 0.75
Quarter ended September 30, 1998                            $ 1.03                $ 0.44
Quarter ended December 31, 1998                             $ 0.50                $ 0.28
Quarter ended March 31, 1999                                $ 0.75                $ 0.28
Quarter ended June 30, 1999                                 $ 0.75                $ 0.38


ATR had approximately 182 common stockholders of record and 3 preferred stockholders of record as of August 31, 1999. The last reported sales price for the Company's common stock was $1.78 on August 31, 1999.
Dividend Policy

The Company has never paid a cash dividend on its common stock and does not anticipate paying cash dividends on its common stock in the foreseeable future. ATR's Series D Preferred Stock carries a cumulative dividend of $0.60 per share per year which has been accrued beginning July 1, 1994 and is payable quarterly to the extent permitted by law.

ATR's future dividend policy will be determined by its Board of Directors on the basis of various factors, including the Company's results of operations, financial condition, capital requirements and other relevant factors.

Item 6.  Management's Discussion and Analysis

The following discussion provides information to facilitate the understanding and assessment of significant changes in trends related to the financial condition of the Company and its results of operations. It should be read in conjunction with the audited financial statements and footnotes appearing elsewhere in this report.

Results of Operation

Contract Programming

Contract Programming Revenue. Contract programming revenue results from sales of programmer services. Revenues increased $1,090,000 or 21% in fiscal 1999 compared to fiscal 1998. This increase was due to a 12% increase in the number of programmers in fiscal 1999 compared to fiscal 1998 and due to billing rate increases during fiscal 1999.

However, during the last half of fiscal 1999, two events impacted ATR's results of operations: customers moving toward utilizing individual programmers or small (2 to 4 people) programming teams rather than large programming teams, and several customers choosing to exercise a contract provision which allowed them to convert ATR's programmers to their employees. As a result, when contracts with several customers approached their termination date, they were either not renewed, renewed for a fewer number o programmers, or programmers converted to customer employees. Therefore, in the last half of fiscal 1999, the monthly average number of programmers at customer sites dropped to 70 from the 93 monthly average in the first half of fiscal 1999 and 88 in the last half of fiscal 1998; and the number of programmers pending a customer assignment increased to a monthly average of 13 in the second half of fiscal 1999 from the 3 monthly average in the first half of fiscal 1999 and the last half of fiscal 1998. Concurrently, the gross margin (excluding contract termination fees) for the second half of fiscal 1999 was only 7.7%, compared to 15.9% in the first half of fiscal 1999, and 12.3% for the full fiscal year 1999 compared to 10.1% for fiscal 1998.

Contract Termination Fees. Contract termination fees are amounts received from customers when they exercise the contract provision which allows them to convert ATR's programmer to their employee. In addition, these fees can also be received from programmers when they exercise their contract provision to terminate their relationship with the Company prior to the termination date of their contract. These fee amounts are stipulated in customer and programmer contracts, are based on the length of time remaining under the contract, and are recognized as revenue when such contract provisions are invoked. Although contract termination fees are common in the industry, the number and frequency of exercises of the "buy-out" provisions is unpredictable.

Programmer Costs. Programmer costs are the salary and other wage and benefit costs of ATR's programmer employees. These costs increased $653,000, or 17% in fiscal 1999 compared to fiscal 1998. This increase is due to the 12% increase in the number of programmers and to increasing salaries for more experienced programmers.

Start-up and Other Costs. Start-up and other costs are the costs of recruiting, training, and travel for programmer employees coming to the United States for the first time, relocation costs within the United States, and legal and other costs related to obtaining and maintaining compliance with required visas, postings and notifications.

Included in this category of costs is employee compensation paid by ATR whenever programmer employees are hired and enter the United States or are relocated once in the United States but before these programmers begin working at a customer's work site. There are times when under immigration law, ATR, as employer, must pay a programmer employee at least 95% of prevailing wages for his or her specialty even when the programmer is not placed.

ATR expenses start-up and other costs as incurred, which results in timing differences between the incurring of expense and recognition of resulting revenue. Such differences may be particularly evident in ATR's case because of its relatively small revenue base and because of its growth. The effect may be particularly noticeable whenever the timing of placement of employees is such that the major start-up costs occur late in one reporting period and programmers begin to generate revenue in subsequent periods.

Start-up and other costs increased $190,000 or 22% in fiscal 1999 compared to fiscal 1998. This increase is due to an increase in the number of programmers in the United States who were not working at customer sites. In fiscal 1999 there was an average of 8 programmers per month temporarily unassigned compared to approximately 3 in fiscal 1998.

Contract Programming Gross Profit. The gross profit percentage was 16% for fiscal 1999 compared to 10% for fiscal 1998. Gross profit margin increased due to the $253,000 in contract termination fees received in fiscal 1999. The remaining difference is primarily due to billing rate increases exceeding programmer salary increases.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses ("SG&A"). SG&A expense decreased $113,000 or 8% in fiscal 1999 compared to fiscal 1998 primarily due to a decrease in non-cash employee compensation related to stock grants to Mr. W. Robert Keen (see "Liquidity and Capital Resources").

Other Income (Expense)

Interest Expense. Interest expense increased $86,000 in fiscal 1999 compared to fiscal 1998 due to a net increase in notes payable and other debt over the last two years of $1,500,000.

Income Taxes

     The  Company  accounts  for  income  taxes  under  Statement  of  Financial
Accounting Standards No. 109. As of June 30, 1999, the Company had a net operating loss carryforward for federal and state income tax purposes of $25 million and $5 million, respectively. The federal net operating loss carryforward expires in the years 2006 through 2018 and the state net operating loss carryforward expires in 1999 through 2004. In connection with the Company's initial public offering, a change of ownership (as defined i Section 382 of the Internal Revenue Code of 1986, as amended), occurred. As a result, the Company's net operating loss carryforwards generated through August 10, 1992 are subject to an annual limitation of approximately $300,000.

In 1993, a controlling interest of the Company's stock was purchased, resulting in a second annual limitation of approximately $398,000 on the Company's ability to utilize net operating loss carryforwards generated between August 11, 1992, and September 13, 1993. The Company expects that the aforementioned annual limitations will result in $4.1 million of net operating loss carryovers which will not be utilized prior to the expiration of the carryover period.

Net Loss

Net loss decreased to $716,747 in fiscal 1999 from $1,243,944 in fiscal 1998 due to a greater gross margin and lower SG&A, offset by higher interest expense.

Basic and Diluted Net Loss Per Share

The Company's net loss per share has been computed by dividing net loss after deducting Preferred Stock dividends ($122,500 in each of the fiscal years 1999 and 1998) by the weighted average number of shares of common stock outstanding during the periods presented. Common stock issuable upon conversion of Preferred Stock, common stock options and common stock warrants have been excluded from the diluted net loss per share calculations as their inclusion would be anti-dilutive. Net loss per share decreased as a result of a smaller loss and only a slightly greater weighted average number of shares in fiscal 1999 compared to fiscal 1998.

Liquidity and Capital Resources

The Company has used a combination of equity and debt financing and internal cash flow to fund operations and finance accounts receivable but has incurred operating losses since its inception.

As a result, the report of independent auditors on the Company's June 30, 1999 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. Based on the steps the Company has taken to reduce its expenses and refocus its operations, the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern and that this plan will enable the Company to continue as a going concern through the end of fiscal year 2000. However, considering, among other things, the Company's historical operating losses and its short history in the contract computer programming industry, there can be no assurance that this plan will be successfully implemented. The Company does not expect to generate positive cash flow from operations during fiscal 2000 or to be able to pay off current obligations, fund growth of its computer programmer business, and pursue the establishment of an Internet medical provider network; therefore, the Company contemplates needing to raise additional financing during fiscal 2000, the receipt of which cannot be assured.

The Company has received short-term, unsecured financing to fund its operations in the form of notes payable of $3,258,090 from two stockholders, Mr. Cameron and Dr. Max Negri ("Negri"). These notes bear interest at 10.25%. In December 1998, Messrs. Cameron and Negri extended the maturity date on all notes payable originally maturing December 31, 1998, to the earlier of December 31, 1999, or such time as the Company obtains equity financing, in return for an extension fee of 2% of the amounts extended. In addition, interest accrued on these notes as of December 31, 1998 was included in the extended principal amounts.

On April 21, 1997, the Company issued an unsecured note payable (the "Straight Note") to Mr. Cameron for $1,000,000 in accordance with the Reimbursement Agreement the Company signed on February 28, 1994. Terms of the note provided for an interest rate of 9.5% and monthly interest payments. No maturity date was stated in the note; however, under the terms of the Reimbursement Agreement, upon written demand by Mr. Cameron, the Straight Note was to be replaced by a note convertible into ATR's common stock (the "Convertible Note") in a principal amount equal to the Straight Note and bearing interest at the same rate. The conversion price of the Convertible Note was equal to 20% of the average trading price of the Company's common stock over the period of ten trading days ending on the trading day next preceding the date of issuance of such Convertible Note. Since the Company had not made interest payments on the Straight Note, accrued interest of $208,479 was included in accounts payable to stockholders a of June 30, 1999.

Subsequent to June 30, 1999, Mr. Cameron disposed of a portion of his interest in the Straight Note, reducing the balance due him to $711,885, plus accrued interest. On August 19, 1999, the Company's Board of Directors agreed with the Straight Note holders to fix the conversion price of the Convertible Note to $0.044 in exchange for the Straight and/or Convertible Notes ceasing to accrue interest as of that date. Because of the decline in revenues caused by the non-renewal of programmer contracts and th steady decline in the quoted value of the Company's common stock over the last several months (trading price was at $0.25 on August 19, 1999), the Board agreed it was in the best interest of the Company to eliminate the future market risk that the conversion price become lower than a fixed conversion price of $0.044.

Subsequent to August 19, 1999, Mr. Cameron elected to replace his remaining interest in the Straight Note, including accrued interest, with the Convertible Note and then simultaneously converted the Convertible Note into 19,762,786 shares of ATR's common stock. Other Straight Note holders also replaced their Straight Notes, including accrued interest, with Convertible Notes and converted such Convertible Notes into an aggregate of 4,136,764 shares of the Company's common stock. As of August 31, 1999, th remaining outstanding balance of the Straight Notes was $169,913, including accrued interest.

As a result of the conversion of the Convertible Notes, a total of 50,061,494 shares of the Company's common stock was outstanding at August 27, 1999, and Mr. Cameron beneficially owned 79% of the outstanding shares.

The Company must obtain additional funds during fiscal 2000 in order to meet its obligations while attempting to grow revenues to a level necessary to generate cash from operations. Although the Company has not entered into any written agreements with Messrs. Cameron or Negri, management believes, based on discussions with these two individuals, that either one or both of them will continue to fund operations and extend the maturity dates of the various notes payable until at least June 30, 2000, or until such time as the Company can repay the notes. However, there can be no assurance that events will not arise which may affect these stockholders' ability to finance the Company or that the Company will not experience significant and unanticipated cash flow problems which may cause these two stockholders to reconsider their investment. Further, if the Company experiences significant cash flow problems, the Company may be required to reduce the level of its operating activities or be forced into seeking protection under federal bankruptcy laws.

In particular, future operating cash flows may be affected by an existing uncertainty with regard to the Company's filings of petitions with the INS for H1-B visas. See Part I, Item 1 "Description of Business -- Government Regulation."

On December 31, 1996, the Board of Directors named Mr. Keen as Chief Executive Officer of the Company. In exchange for his services, Mr. Keen initially received 225,000 shares of common stock with a fair market value on the date of issuance of $168,750, and on November 18, 1997 Mr. Keen received 275,000 shares of common stock with a fair market value on the date of issuance of $154,688. Mr. Keen retired as Chief Executive Officer on January 15, 1999 but has continued as a non-employee board member and is a consultant to the Company on a regular basis. As a provision of his consulting agreement, Mr. Keen agreed to extend the trading restrictions on these shares until March 2000.

On August 26, 1999, Mr. Cameron joined the Board of Directors and assumed the position of Chief Executive Officer. Mr. Cameron intends for the Company to pursue the establishment of an Internet medical provider network. See Part I,
Item 1 "Description of Business -- General."

Effects of Inflation

The Company's most significant cost is personnel. To the extent personnel costs increase, management of the Company believes that customer billing rates can be increased to cover such personnel increases.

Item 7.  Financial Statements

The financial statements of the Company, including the notes thereto and report of the independent auditors thereon, are attached hereby as exhibits following page number 17.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

The information required by this item is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 16, 1999 under the Captions "Election of Directors", "Further Information concerning the Board of Directors" and "Section 16(a) Information." The Proxy Statement will be filed within 120 days of the Company's fiscal year end.

Item 10.  Executive Compensation

The information required by this item is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 16, 1999 under the Caption "Executive Compensation." The Proxy Statement will be filed within 120 days of the Company's fiscal year end.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 16, 1999 under the Caption "Principal Stockholders." The Proxy Statement will be filed within 120 days of the Company's fiscal year end.

Item 12.  Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 16, 1999 under the Caption "Certain Relationships and Related Transactions." The Proxy Statement will be filed within 120 days of the Company's fiscal year end.

Item 13.  Exhibits and Reports on Form 8-K

        Exhibit
        Number      Description of Document
       --------     -------------------------

          3.1 Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to Registration Statement on Form S-18, Reg. No. 33-48666). Amendment to Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994).

          3.2       Amended and Restated Certificate of Incorporation of the
                    Registrant.

          3.3 Amended and Restated Certificate of Incorporation of Registrant, including Certificates of Designation with respect to Series A, Series B, Series C, Series D, and Series E Preferred Stock, including any amendments thereto (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3, Reg. No. 33-86962).

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

         10.5+      Stock  Purchase  Warrant issued to William T. Manak on
                    April 6, 1994 for the purchase of 57,286 shares [restated to reflect one-for-ten consolidation of the Company's outstanding common stock effective December 2, 996] of the Registrant's common stock (incorporated by reference to Exhibit 10.34 to Form 10-KSB for the fiscal year ended June 30, 1994).

        Exhibit
        Number       Description of Document
        -------      -----------------------


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

      Exhibit
      Number       Description of Document
      --------     -----------------------

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

     Exhibit
     Number         Description of Document
     -------        ------------------------

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

     10.33+         Alternative  Technology  Resources,  Inc. 1997 Stock
                    Option Plan (incorporated by reference to Exhibit 10.33 to Form 10-KSB for the year ended June 30, 1998).

     10.34 Memorandum regarding rent reduction on that Lease between James W. Cameron, Jr., and the Registrant, dated July 15, 1998 (incorporated by reference to Exhibit 10.34 to Form 10-KSB for the year ended June 30, 1998).

     10.35          Fourth  Addendum to Lease  between  James W.  Cameron,
                    Jr.,  and  the   Registrant,   effective   January  1,  1999
                    (incorporated by reference to Exhibit 10.35 to Form 10-QSB for the quarter ended March 31, 1999).

     23.1           Consent of Ernst & Young LLP, Independent Auditors


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

Dated: September 21, 1999 ALTERNATIVE TECHNOLOGY RESOURCES, INC.




                                               By  /S/  JAMES W. CAMERON, JR.
                                                        -----------------------
                                                        James W. Cameron, Jr.
                                                        Chief Executive Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Signature                       Title                      Date
--------------------------       -----------------------     -------------------

 /S/ JAMES W. CAMERON, JR.        Chief Executive Officer     September 21, 1999
     ----------------------       and Director
     James W. Cameron, Jr.        (Principal Executive
                                  Officer)


/S/ W. ROBERT KEEN                Director                    September 21, 1999
   ------------------------
   W. Robert Keen


/S/ EDWARD L. LAMMERDING         Chairman of the Board,       September 21, 1999
    -----------------------      Chief Financial Officer,
    Edward L. Lammerding         and Director
                                 (Principal Financial
                                 Officer)



/S/ THOMAS W. O'NEIL, JR.        Director                     September 21, 1999
    -----------------------
    Thomas W. O'Neil, Jr.

                             INDEX TO FINANCIAL STATEMENTS

                        Alternative Technology Resources, Inc.


                                                                                   Page
                                                                                   ----

Report of Ernst & Young LLP, Independent Auditors...................................F-1
Balance Sheet at June 30, 1999......................................................F-2
Statements of Operations for the Years Ended June 30, 1999 and 1998.................F-3
Statements of Stockholders' Deficit for the Years Ended June 30, 1999 and 1998......F-4
Statements of Cash Flows for the Years Ended June 30, 1999 and 1998.................F-5
Notes to Financial Statements.......................................................F-6


               Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Stockholders
Alternative Technology Resources, Inc.

We have audited the accompanying balance sheet of Alternative Technology Resources, Inc. as of June 30, 1999, and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alternative Technology Resources, Inc. at June 30, 1999, and the results of its operations and its cash flows for the years ended June 30, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Alternative Technology Resources, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has a working capital deficit and stockholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not includ any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


ERNST & YOUNG LLP

Sacramento, California August 17, 1999, except for Note 8, as to which the date is August 31, 1999

                     Alternative Technology Resources, Inc.

                                  Balance Sheet
                                  June 30, 1999


                                     Assets
                                     ------

Current assets:
  Cash                                                             $     32,642
  Accounts receivable, net of allowance for doubtful accounts of
   $5,516                                                               472,136
  Accounts and notes receivable from employees and officers              88,956
  Other current assets                                                    5,706
                                                                    -----------
Total current assets                                                    599,440
                                                                    -----------

Property and equipment:
Furniture and fixtures                                                  148,445
Accumulated depreciation and amortization                              (148,445)
                                                                    -----------
     Property and equipment, net                                              -
                                                                    -----------
                                                                   $    599,440
                                                                    ===========

                 Liabilities and Stockholders' Deficit

Current liabilities:
  Notes payable to stockholders                                    $  4,258,090
  Notes payable to directors                                             41,609
  Accounts payable to stockholders                                      761,541
  Accounts payable                                                       84,294
  Accrued payroll and related expenses                                  304,287
  Accrued preferred stock dividends                                     612,501
  Other current liabilities                                             124,593
                                                                   ------------
            Total current liabilities                                 6,186,915

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $6.00 par value --  1,200,000
   shares  authorized,  204,167 shares designated
   Series D issued and outstanding;  liquidation
   preference value of $1,837,503                                     1,225,002

Common stock, $0.01 par value - 100,000,000 shares
 authorized, 26,169,718 shares
 issued and outstanding                                                 261,697
Additional paid-in capital                                           28,742,403
Accumulated deficit                                                 (35,816,577)
                                                                    -----------
Total stockholders' deficit                                          (5,587,475)
                                                                    -----------
                                                               $        599,440
                                                                    ============
See accompanying notes.

                     Alternative Technology Resources, Inc.

                            Statements of Operations


                                                              Year ended June 30,

                                                              1999              1998
                                                          -------------   ---------------

Contract Programming:
  Contract programming revenue                            $ 6,340,235       $   5,250,002
  Contract termination fees                                   253,179                   -
  Programmer costs                                         (4,513,673)         (3,860,641)
  Start-up and other costs                                 (1,048,848)           (858,982)
Contract programming gross profit                           1,030,893             530,379


Selling, general and administrative                         1,223,539           1,336,342
                                                          -------------     ---------------

Loss from operations                                         (192,646)           (805,963)

Other income (expense):
  Interest expense to stockholders and directors             (524,101)           (437,981)
                                                          -------------     ---------------

Net loss                                                  $  (716,747)       $ (1,243,944)

Preferred stock dividends in arrears                         (122,500)           (122,500)
                                                          -------------     ---------------

Net loss applicable to common stockholders                $  (839,247)       $ (1,366,444)

Basic and diluted net loss per share                      $     (0.03)       $      (0.05)

Shares used in per share calculations                      26,127,730           25,964,142
                                                          =============      ===============



See accompanying notes.

                     Alternative Technology Resources, Inc.
                       Statements of Stockholders' Deficit


                              Years ended June 30, 1999 and 1998
                                                                                                                           Total
                                                                                            Additional                     Stock-
                                 Preferred Stock           Common Stock         Unearned     Paid-In       Accumulated    holders'
                             Shares       Amount      Shares       Amount     Compensation   Capital         Deficit      Deficit
                             ------------------------ ----------------------- ------------- ------------  ------------- ------------

Balance, June 30, 1997       204,167   $ 1,225,002    25,783,926   $ 257,839  $ (84,375)   $ 28,768,907   $(33,855,886) $(3,688,513)


Issuance of common stock
 in settlement of accounts
 payable                           -             -        5,712          57           -           5,265              -        5,322

Issuance of common stock
 for future compensation           -             -      275,000       2,750    (154,688)        151,938              -            -

Amortization of unearned
 compensation                      -             -            -           -     161,720               -              -      161,720
Options exercised                  -             -       55,861         559           -          43,082              -       43,641
Preferred stock dividends          -             -            -           -           -        (122,500)             -     (122,500)
Net loss                           -             -            -           -           -               -     (1,243,944)  (1,243,944)
                            --------  -------------  ----------    ---------   ---------    ------------   ------------  -----------
Balance, June 30, 1998       204,167     1,225,002   26,120,499     261,205     (77,343)     28,846,692    (35,099,830)  (4,844,274)


Issuance of common stock
 in settlement of
 accounts payable                 -              -       36,719         367           -          18,211              -       18,578
Amortization of unearned
 compensation                     -              -            -           -      77,343               -              -       77,343
Warrants exercised                -              -       12,500         125           -               -              -          125
Preferred stock dividends         -              -            -           -           -        (122,500)             -     (122,500)
Net loss                          -              -            -           -           -               -       (716,747)    (716,747)

                           --------  -------------  -----------    ---------   ---------   ------------    ------------  -----------
Balance, June 30, 1999      204,167      1,225,00   $26,169,718     $261,697    $     -    $ 28,742,403    $(35,816,577)$(5,587,475)
                           ========  =============  ===========    =========   =========   =============   ============= ===========


See accompanying notes.

                     Alternative Technology Resources, Inc.

                            Statements of Cash Flows
                           Increase (decrease) in Cash


                                                                  Year ended June 30,
                                                               1999                1998
                                                              -------            -------

Cash flows from operating activities:
  Net loss                                                   $ (716,747)        $(1,243,944)
 Adjustments  to reconcile net loss to net
  cash used in operating activities:
      Depreciation and amortization                                   -               8,525
        Non-cash employee compensation                           77,343             161,720
      Changes in operating assets and liabilities:
        Accounts receivable                                     167,221            (420,099)
        Other current assets                                     13,638             (99,746)
        Accounts payable to stockholders                        199,296             286,016
        Accounts payable                                        (27,302)            (38,545)
        Accrued payroll and related expenses                    (42,215)             70,755
        Other current liabilities                                16,372              25,884
                                                          --------------        ------------
Net cash used in operating activities                          (312,394)         (1,249,434)
                                                          --------------        ------------

Cash flows from investing activities:
  Disposal of property and equipment                                  -              2,063
                                                          --------------        ------------
Net cash provided by investing activities                             -              2,063
                                                          --------------        ------------


Cash flows from financing activities:
  Proceeds from exercise of warrants and options         $          125        $     43,641
  Proceeds from notes payable to stockholders                 1,266,190           1,494,303
  Payments on notes payable to stockholders                  (1,014,665)           (275,000)
  Proceeds from notes payable to directors                       72,690              37,919
  Payments on notes payable to directors                        (69,000)                  -
  Payments on other notes payable                                     -             (23,539)
                                                         --------------        ------------
Net cash provided by financing activities                       255,340           1,277,324
                                                         --------------        ------------

Net (decrease) increase in cash                                (57,054)              29,953
Cash at beginning of year                                       89,696               59,743
                                                         --------------        ------------
Cash at end of year                                      $      32,642         $     89,696
                                                         ==============        ============
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                 $      89,699         $     73,448

See accompanying notes.


                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                             June 30, 1999 and 1998


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

During fiscal 1997, the Company changed its name to Alternative Technology Resources, Inc. ("ATR"). It has since focused its efforts entirely upon its computer programmer placement business, whereby it recruits experienced, qualified computer programmers primarily from the former Soviet Union, obtains necessary visas, and places them for assignment in the United States. ATR is also recruiting programmers from South Korea for future placement.

Basis of Presentation

The Company has incurred operating losses since inception which have resulted in an accumulated deficit of $35,816,577 at June 30, 1999. In addition, at June 30, 1999 the Company had a working capital deficit and a stockholders' deficit of $5,587,475 each.

The report of independent auditors on the Company's June 30, 1999 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. Based on the steps the Company has taken to reduce its expenses and refocus its operations, the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern and that this plan will enable the Company to continue as a going concern through the end of fiscal year 2000. However, considering, among other things, the Company's historical operating losses and its short history in the contract computer programming industry (Note 7), there can be no assurance that this plan will be successfully implemented. The Company does not expect to generate positive cash flow from operations during fiscal 2000 or be able to pay off current obligations, fund growth of its computer programmer business, and pursue the establishment of an Internet medical provider network; therefore, the Company contemplates needing to raise additional financing during fiscal 2000, the receipt of which cannot be assured.

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                             June 30, 1999 and 1998


1.  Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are recorded at cost and were fully depreciated at June 30, 1998. No property or equipment has been acquired since then.

Revenue Recognition

Contract programming revenue represents work performed for customers, primarily on a time and materials basis, and is recognized when the related services are rendered.

Contract termination fees are amounts received from customers when they exercise the contract provision which allows them to convert ATR's programmer to their employee. In addition, these fees can also be received from programmers when they exercise their contract provision to terminate their relationship with the Company prior to the termination date of their contract. These fee amounts are stipulated in customer and programmer contracts, are based on the length of time remaining under the contract, an are recognized as revenue when such contract provisions are invoked.

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

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                             June 30, 1999 and 1998


1.  Summary of Significant Accounting Policies (continued)

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

Net Loss Per Share

All loss per share amounts for all periods have been presented in accordance with Statement of Financial Accounting Standards Board No. 128, "Earnings per Share". As the Company has reported net losses in all periods presented, basic and diluted loss per share have been calculated on the basis of net loss applicable to common stockholders divided by the weighted average number of common stock shares outstanding without giving effect to outstanding options, warrants, and convertible securities whose effects are anti-dilutive. As of June 30, 1999 and 1998, there were stock options, stock warrants, convertible preferred stock and a convertible note payable (Notes 3 and 6) which could potentially dilute basic earnings per share in the future but were not included in the computation of diluted loss per share as their effect was anti-dilutive in the periods presented.

Significant Customers and Labor Suppliers

During the year ended June 30, 1999, two customers individually accounted for 52% and 31% of total revenues. During the year ended June 30, 1998, two customers individually accounted for 51% and 34% of total revenues.

During the years ended June 30, 1999 and 1998, two suppliers identified 100% of the computer programmer candidates employed by the Company.

Financial Instruments

The Company's financial instruments consist of cash, accounts and notes receivable, and accounts and notes payable. Fair values of cash, accounts and notes receivable, and accounts payable (other than accounts payable to stockholders) are considered to approximate their carrying values.

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                             June 30, 1999 and 1998


1.  Summary of Significant Accounting Policies (continued)

Financial Instruments (continued)

Fair values of accounts payable to stockholders and notes payable could not be determined with sufficient reliability because these are instruments held by related parties and because of the cost involved in such determination. Principal characteristics of these financial instruments that, along with information on the financial position of the Company, are pertinent to their fair values, are described in Notes 2 and 3.

Use of Estimates in Preparation of Financial Statements

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Investor Group Transactions

In fiscal 1994, the Company entered into a series of agreements with Mr. Cameron pursuant to which Mr. Cameron and Dr. Max Negri ("Negri") became principal stockholders of the Company, each holding more than 5% of the Company's common stock and Preferred Stock, Series D.

As of June 30, 1999, Mr. Cameron beneficially owned 19,875,886 shares of common stock (Notes 3 and 6), which includes 68,550 shares issuable upon conversion of 76,167 shares of Preferred Stock, Series D, which are currently convertible. Also included are 213,250 shares held by the Cameron Foundation, for which Mr. Cameron disclaims beneficial ownership.

As of June 30, 1999, Dr. Negri beneficially owned 2,576,700 shares of common stock, which includes 74,700 shares issuable upon conversion of 83,000 shares of Preferred Stock, Series D, which are currently convertible.

During fiscal 1999 and 1998, the Company did not generate sufficient cash flow from operations and borrowed from these two stockholders. Notes payable to stockholders were $4,258,090 at June 30, 1999 (Note 3). Accrued interest of $337,618 on these notes is included in accounts payable to stockholders at June 30, 1999. The Company also leases its office facilities from Mr. Cameron (Note
5). Accrued rent expense of $423,923 is also included in accounts payable to stockholders at June 30, 1999.

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                             June 30, 1999 and 1998


3. Financing Arrangements

The Company has received short-term, unsecured financing to fund its operations in the form of notes payable of $3,258,090 from two stockholders, Messrs. Cameron and Negri. These notes bear interest at 10.25%. In December 1998, Messrs. Cameron and Negri extended the maturity date on all notes payable originally maturing December 31, 1998, to the earlier of December 31, 1999, or such time as the Company obtains equity financing, in return for an extension fee of 2% of the amounts extended. In addition, interest accrued on these notes as of December 31, 1998 was included in the extended principal amounts.

On April 21, 1997, the Company issued an unsecured note payable (the "Straight Note") to Mr. Cameron for $1,000,000 in accordance with the Reimbursement Agreement the Company signed on February 28, 1994. Terms of the note provided for an interest rate of 9.5% and monthly interest payments. No maturity date was stated in the note; however, under the terms of the Reimbursement Agreement, upon written demand by Mr. Cameron, the Straight Note was to be replaced by a note convertible into ATR's common stock (the "Convertible Note") in a principal amount equal to the Straight Note and bearing interest at the same rate. The conversion price of the Convertible Note was equal to 20% of the average trading price of the Company's common stock over the period of ten trading days ending on the trading day next preceding the date of issuance of such Convertible Note. Since the Company had not made interest payments on the Straight Note, accrued interest of $208,479 was included in accounts payable to stockholders a of June 30, 1999.

The Company must obtain additional funds during fiscal 2000 in order to meet its obligations while attempting to grow revenues to a level necessary to generate cash from operations. Although the Company has not entered into any written agreements with Messrs. Cameron or Negri, management believes, based on discussions with these two individuals, that either one or both of them will continue to fund operations and extend the maturity dates of the various notes payable until at least June 30, 2000, or until such time as the Company can repay the notes. However, there can be no assurance that events will not arise which may affect these stockholders' ability to finance the Company or that the Company will not experience significant and unanticipated cash flow problems which may cause these two stockholders to reconsider their investment. Further, if the Company experiences significant cash flow problems, the Company may be required to reduce the level of its operating activities or be forced into seeking protection under federal bankruptcy laws.

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                             June 30, 1999 and 1998


4. Income Taxes

Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of June 30, 1999 are as follows:


Net operating loss carryforwards                                   $  8,595,000
Research credits                                                        123,000
Common stock options                                                  2,539,000
Common stock warrants                                                   789,000
Other - net                                                             466,000
                                                                    ------------
Total deferred tax assets                                            12,512,000
Valuation allowance for deferred tax assets                         (12,512,000)
Net deferred tax assets                                            $          -
                                                                    ============

The Company's valuation allowance as of June 30, 1998 was $12,609,000, resulting in a net change in the valuation allowance of $97,000.

As of June 30, 1999 the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $25 million and $5 million, respectively. The federal net operating loss carryforward expires in 2006 through 2018 and the state net operating loss carryforward expires in 1999 through 2004. The Company also has approximately $98,000 and $25,000 of research and development tax credit carryforwards for federal and state income tax purposes, respectively. The federal research and development tax credit carryforwards expire in 2005.

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

The Company expects that the aforementioned annual limitations will result in approximately $4,100,000 of net operating loss carryovers which will not be utilized prior to the expiration of the carryover period.

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                             June 30, 1999 and 1998


5. Commitments

In November 1995, the Company entered into a lease agreement for its current facility under a one year lease with Mr. Cameron. The lease has been extended to December 31, 1999. At June 30, 1999, $423,923 of rent owed for fiscal years 1996 through 1999 is included in the balance of accounts payable to stockholders. Rental expense for all operating leases was approximately $224,598 and $181,589 for the years ended June 30, 1999 and 1998, respectively, including approximately $88,676 and $86,769 related to the lease of the office facilities from Mr. Cameron for the years ended June 30, 1999 and 1998, respectively.

Minimum annual rental payments for all non-cancelable operating leases are as follows:


               2000                         $ 169,700
               2001                         $  35,100
               2002                         $  11,600
               2003                         $  11,100
               2004                         $     700

6. Stockholders' Deficit

On December 31, 1996, the Board of Directors named Mr. W. Robert Keen as Chief Executive Officer of the Company. On November 18, 1997 in exchange for his services, Mr. Keen received 275,000 shares of common stock with a fair market value on the date of issuance of $154,688.

Series D Preferred Stock

In June 1994, existing stockholders purchased 204,167 shares of Series D Convertible Preferred Stock for $1,225,002. The Company is required to pay cumulative preferential dividends to holders of Series D Preferred Stock on a quarterly basis beginning July 1, 1994, at a rate of $0.60 per year per share. As of June 30, 1999, cumulative unpaid, undeclared dividends were $612,501. Each share of Series D Preferred Stock is convertible at the option of the stockholder into such number of fully paid shares of common stock as is determined by dividing the sum of $6.00 and the accrued but unpaid dividends by the Series D conversion price, as defined in the agreement, in effect on the conversion date. The Series D conversion price is $10.00 per share. Additionally, the Series D Preferred Stock is redeemable at any time at the Company's option at a price of $6.00 per share plus accrued but unpaid dividends. The liquidation preference is $6.00 per share plus accrued but unpaid dividends.

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                             June 30, 1999 and 1998


6. Stockholders' Deficit (continued)

Series D Preferred Stock (continued)

Each share of Series D Preferred Stock bears the right to one vote for each share of common stock into which such Series D Preferred Stock could then be converted (183,750 votes in the aggregate at June 30, 1999), and with respect to such vote, such holder has full voting rights and powers equal to the voting rights and powers of the holders of common stock.

Warrants

Warrant activity during the periods indicated is as follows:



                                                                             Weighted
                                                           Range of          Average
                                     Number of             Exercise          Exercise
                                       Shares               Prices             Price
                                    -----------         --------------      -----------

Balance at June 30, 1997              1,177,415          $ 0.01-$28.80         $10.87

Expired/Canceled                       (471,832)         $13.75-$28.80         $21.94
                                    -----------         --------------      -----------

Balance at June 30, 1998                705,583          $ 0.01-$28.80         $ 3.47
Exercised                               (12,500)             $0.01             $ 0.01
Expired/Canceled                       (133,283)         $ 5.00-$15.00         $14.40
                                     -----------         --------------      ----------

Balance at June 30, 1999                559,800          $ 0.01-$25.00         $ 0.94
                                     ===========         ==============       =========

At June 30, 1999 and 1998, the weighted-average remaining contractual life of outstanding warrants was 6.2 years and 4.2 years, respectively. All warrants were immediately exercisable for common stock at June 30, 1999.

Stock Option/Stock Issuance Plans

The 1993 Stock Option/Stock Issuance Plan (the "1993 Plan"), pursuant to which key employees (including officers) and consultants of the Company and the non-employee members of the Board of Directors may acquire an equity interest in the Company, was adopted by the Board of Directors on August 31, 1993 and became effective at that time.

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                             June 30, 1999 and 1998



6. Stockholders' Deficit (continued)

Stock Option/Stock Issuance Plans (continued)

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

An aggregate of 3,000,000 shares of common stock may be issued over the five year term of the 1997 plan. Subject to the oversight and review of the Board of Directors, the 1997 Plan shall generally be administered by the Company's Compensation Committee consisting of at least two non-employee directors as appointed by the Board of Directors. The grant date, the number of shares covered by an option and the terms and conditions for exercise of options shall be determined by the Committee, subject to the 1997 Plan requirements. The Board of Directors shall determine the grant date, the number of shares covered by an option and the terms and conditions for exercise of options to be granted to members of the Committee.

Outstanding option activity for the 1993 and the 1997 Plans during the periods indicated is as follows:

                                                                               Weighted
                                                            Range of           Average
                                        Number of            Exercise           Exercise
                                         Shares              Prices             Price
                                      --------------   -----------------   -------------

Balance at June 30, 1997                  415,780          $0.75-$13.10          $1.11
Granted                                   240,000             $0.75              $0.75
Exercised                                 (55,861)            $0.78              $0.78
Expired/Canceled                          (30,000)            $0.78              $0.78
                                      -------------- -------------------   -------------

Balance at June 30, 1998                  569,919          $0.75-$13.10          $1.01
Granted                                    25,000             $0.28              $0.28
                                      -------------- -------------------   -------------
Balance at June 30, 1999                  594,919          $0.28-$13.10          $0.98
                                      ============== ===================   =============


                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                             June 30, 1999 and 1998


6. Stockholders' Deficit (continued)

Stock Option/Stock Issuance Plans (continued)

The following table summarizes information about stock options outstanding under the 1993 and the 1997 Plans at June 30, 1999:


                                                    Weighted
                                      Weighted      Average
    Range of                          Average      Remaining                         Weighted
    Exercise          Options         Exercise    Contractual         Options        Exercise
     Prices         Outstanding        Price         Price          Exercisable       Price
---------------   --------------   -------------  -------------   -------------  -------------

   $0.28              25,000         $     0.28       9.05             25,000      $    0.28
$0.75 - $0.78        469,919         $     0.76       7.47            447,919      $    0.76
$0.91 - $1.62         90,000         $     0.95       7.43             90,000      $    0.95
   13.10              10,000         $    13.10       4.79             10,000      $   13.10
                   ----------                                       -----------
                     594,919                                          572,919
                   ==========                                       ===========


The following table summarizes information about stock options outstanding under the 1993 and the 1997 Plans at June 30, 1998:


                                                    Weighted
                                      Weighted      Average
    Range of                          Average      Remaining                         Weighted
    Exercise          Options         Exercise    Contractual         Options        Exercise
     Prices         Outstanding        Price         Price          Exercisable       Price
---------------   --------------   -------------  -------------   -------------  -------------

$0.75 - $0.78        469,919        $     0.76       8.47            145,919        $    0.78
$0.91 - $1.62         90,000        $     0.95       8.43              8,333        $    1.37
$  13.10              10,000        $    13.10       5.79             10,000        $   13.10
                   -----------                                     ------------
                     569,919                                         164,252
                   ===========                                     ============


In addition to options granted pursuant to the 1993 and 1997 Stock Option/Stock Issuance Plans, the Company has granted options outside these plans. In the fiscal year 1994, the Company granted to its former Chief Executive Officer and director, stock options for 400,000 shares of common stock exercisable at $0.10 per share. Out of these options 390,000 remain outstanding and are fully vested as of June 30, 1999, 1998 and 1997. These options expire on August 10, 2003.

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                             June 30, 1999 and 1998


6. Stockholders' Deficit (continued)

Stock Option/Stock Issuance Plans (continued)

In September 1996, the Board of Directors granted a non-statutory option to purchase 20,000 shares of the Company's common stock at an exercise price of $2.00 per share to the Chairman of the Board. The option vests over 3 years and expires in September 2001.

SFAS No. 123 requires presentation of pro forma information regarding net income
(loss) and earnings per share as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for ATR options was estimated at the date of grant using the binomial option pricing model with the following weighted average assumptions for fiscal 1999: dividend yield of 0%, an expected life of five years from grant date, risk-free interest rate of 5.0%; and an expected volatility of 0.959. For fiscal year 1998, dividend yield was 0%, expected life was three years from grant date, risk-free interest rate was 6.6%, and expected volatility was 0.955.

The model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. It requires the input of highly subjective assumptions, the quality of which cannot be judged except by hindsight. The Company's pro forma information follows:


                                                               1999             1998
                                                         ---------------- ----------------
        Net loss applicable to common stockholders:
           As reported                                     $ (839,247)       $(1,366,444)
           Pro forma                                       $ (938,388)       $(1,477,071)

        Basic and diluted net loss per share:
           As reported                                     $    (0.03)       $     (0.05)
           Pro forma                                       $    (0.04)       $     (0.06)



The weighted average fair value of options granted during the years ended June 30, 1999 and 1998 was $0.21 and $0.47, respectively. Because SFAS No. 123 is applicable only to options granted subsequent to June 30, 1995, its pro forma effect will not be fully reflected until 2001.

Total compensation cost recognized for stock-based employee compensation awards was $77,343 in fiscal year 1999 and $161,720 in fiscal year 1998.

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                             June 30, 1999 and 1998


6. Stockholders' Deficit (continued)

Stock Reserved for Issuance

As of June 30, 1999, the Company has reserved a total of 4,474,642 shares of common stock pursuant to outstanding warrants, options, conversion of Series D Preferred Stock, and future issuance of options to employees and non-employee directors. No shares of common stock are specifically reserved for conversion of the Straight Note (Note 3) since that number of shares cannot be determined at June 30, 1999.

7. Government Regulation

In September and October 1998, ATR submitted over 100 petitions for H1-B visas to the U. S. Immigration and Naturalization Service (the "INS"). In December
1998, the Company received a request from the INS for more information including: the size of ATR's offices, payroll information, corporate tax information, and information about the Company's officers and directors. This information was provided to the INS in late December 1998. In April 1999, approximately 50 of the 100 visa petitions previously submitted were denied based on what ATR believes is a misunderstanding by the INS of the facts submitted in December 1998. Subsequently, additional information has been provided to the INS by the Company; however, no further decisions have been made by the INS.

ATR is aggressively working with its immigration attorney to bring to the attention of the INS what it believes to be errors in the INS' analysis of the Company and an inadequate understanding of the Company's business practices. As this situation continues, the Company is not precluded from filing additional H1-B visa petitions. It is ATR's intention to continue to file H1-B visa petitions as it identifies programmer placement opportunities; however, in the event the Company is unable to obtain additional H1-B visas, the Company's operations and financial position could be adversely affected in fiscal year 2000.

8. Subsequent Events

On August 26, 1999, Mr. James, W. Cameron, Jr. ("Cameron"), the Company's majority stockholder, joined the Board of Directors and assumed the position of Chief Executive Officer. Under Mr. Cameron's direction, ATR decided to pursue the establishment of an Internet medical provider network. The Company believes that a market can be developed that utilizes a business-to-business Internet strategy whereby the nation's 600,000 plus medical providers can directly access purchasers of medical services. ATR is in the process of investigating the

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                             June 30, 1999 and 1998


8. Subsequent Events (continued)

potential market for such a program and formulating a business model under which it will proceed. The Company has not yet contracted with any medical providers to join such a network, nor with any purchasers of medical services to use such a network. Further, no assurance exists that the Company will be able to successfully develop, finance and implement this program.

Subsequent to June 30, 1999, Mr. Cameron disposed of a portion of his interest in the $1,000,000 Straight Note (Note 3), reducing the balance due him to $711,885, plus accrued interest. On August 19, 1999, the Company's Board of Directors agreed to fix the conversion price of the Convertible Note to $0.044 in exchange for the Straight and/or Convertible Notes ceasing to accrue interest as of that date. Because of a decline in revenues caused by the non-renewal of programmer contracts from a high of 109 programmers during the fiscal year 1999 to a low at August 31, 1999 of 43 programmers at customer locations in the United States, and the steady decline in the quoted value of the Company's common stock over the last several months (trading price was at $0.25 on August 19, 1999), the Board agreed it was in the best interest of the Company to eliminate the future market risk that the conversion price become lower than a fixed conversion price of $0.044.

On August 23, 1999, Mr. Cameron elected to replace his remaining interest in the Straight Note, including accrued interest, with the Convertible Note and then simultaneously converted the Convertible Note into 19,762,786 shares of ATR's common stock. Other Straight Note holders also replaced their Straight Notes, including accrued interest, with Convertible Notes and converted such Convertible Notes into an aggregate of 4,136,764 shares of the Company's common stock. As of August 31, 1999, the remaining outstanding balance of the Straight Notes was $169,913, including accrued interest, and a total of 50,061,494 shares of the Company's common stock was outstanding. Mr. Cameron beneficially owned 79% of the outstanding shares as of August 31, 1999.