Form 10QSB
period 1999-09-30
ALTERNATIVE TECHNOLOGY RESOURCES INC
filed 1999-11-12
CIK 885520

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                         Commission file number: 0-20468


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

Number of shares of common stock outstanding as of October 31, 1999:  54,245,726

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                             Condensed Balance Sheet
                               September 30, 1999
                                   (Unaudited)


                                     Assets

Current assets:
  Cash                                                                          $      854,277
  Accounts receivable, net                                                             241,091
  Other current assets, including notes receivable from employees and officers          89,156
                                                                                --------------

     Total current assets                                                            1,184,524


                                                                                $    1,184,524



                      Liabilities and Stockholders' Deficit

Current liabilities:
  Notes payable to stockholders                                                      3,258,090
  Notes payable to directors                                                            42,539
  Accounts payable to stockholders                                                     624,773
  Accounts payable                                                                     143,688
  Accrued payroll and related expenses                                                 193,042
  Accrued preferred stock dividends                                                    643,126
  Other current liabilities                                                            126,088
                                                                                --------------
     Total current liabilities                                                       5,031,346

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $6.00 par value - 1,200,000 shares authorized, 204,167
    Series D shares issued and outstanding; liquidation
    preference value of $1,868,128                                                   1,225,002
  Common stock, $0.01 par value - 100,000,000 shares
    authorized, 54,214,110 shares issued and outstanding                               542,141
  Additional paid-in capital                                                        32,897,244
  Accumulated deficit                                                              (38,511,209)
                                                                                --------------

    Total stockholders' deficit                                                     (3,846,822)


                                                                                $    1,184,524



See accompanying notes to condensed financial statements.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                                         Three Months
                                                                                      Ended September 30,
                                                                                -------------------------------
                                                                                     1999              1998
                                                                                   --------          --------

Contract programming:
  Contract programming revenue                                                  $   944,651       $ 1,710,008
  Contract termination fees                                                           5,250                 -
  Programmer costs                                                                 (652,063)       (1,271,258)
  Start-up and other costs                                                         (203,124)         (158,523)
                                                                                ------------      ------------
    Contract programming gross profit                                                94,714           280,227

Selling, general and administrative                                                (276,944)         (340,194)
                                                                                ------------      ------------


Loss from operations                                                               (182,230)          (59,967)

Other income (expense):
   Interest income from officers and directors                                       11,109                 -
   Interest expense to stockholders and directors                                (2,523,511)         (111,828)
                                                                                ------------      ------------
                                                                                 (2,512,402)         (111,828)


Net loss                                                                        $(2,694,632)      $  (171,795)
                                                                                ============      ============


Preferred stock dividends in arrears                                                (30,625)          (30,625)
                                                                                ------------      ------------

Net loss applicable to common stockholders                                      $(2,725,257)      $  (202,420)
                                                                                ============      ============

Basic and diluted net loss per share                                            $     (0.07)      $     (0.01)
                                                                                ============      ============
Shares used in per share calculations                                             36,818,746        26,120,499
                                                                                ============      ============



See accompanying notes to condensed financial statements.


PART I.  FINANCIAL INFORMATION
Item 1.           Financial Statements


                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                         Three Months
                                                                                      Ended September 30,
                                                                                -------------------------------
                                                                                     1999              1998
                                                                                   --------          --------



Net cash (used in) provided by operating activities                             $   (5,848)       $    1,669

Cash flows from financing activities:
  Proceeds from sale of common stock                                               826,553                 -
  Proceeds from notes payable to stockholders                                       33,500                 -
  Payments on notes payable to stockholders                                        (33,500)                -
  Proceeds from notes payable to directors                                             930               930
                                                                                -----------       ----------
Net cash provided by financing activities                                          827,483               930
                                                                                -----------       ----------

Net increase in cash                                                               821,635             2,599
Cash at beginning of period                                                         32,642            89,696
                                                                                -----------       ----------

Cash at end of period                                                           $  854,277        $   92,295
                                                                                ===========       ==========






See accompanying notes to condensed financial statements.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                     Notes to Condensed Financial Statements
                               September 30, 1999

                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1999.

In the opinion of management, the unaudited condensed financial statements contain all adjustments considered necessary to present fairly the Company's financial position at September 30, 1999, results of operations for the three month periods ended September 30, 1999 and 1998, and cash flows for the three months ended September 30, 1999 and 1998. The results for the period ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2000.

The report of independent auditors on the Company's June 30, 1999, financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. Based on the steps the Company has taken to refocus its operations, the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern and that this plan will enable the Company to continue as a going concern through the end of fiscal year 2000. However, considering, among other things, the Company's historical operating losses, the expected substantial cost to establish the Company's Internet medical provider network (IPN) [see Part I, Item 2 "Management's Discussion and Analysis and Results of Operations -- Overview"], and its history in the contract computer programming industry, there can be no assurance that this plan will be successfully implemented. The Company does not expect to generate positive cash flow from operations during fiscal 2000 or to be able to pay off current obligations, fund the establishment of its IPN or growth of its computer programmer business. Therefore, the Company contemplates needing to raise additional financing during fiscal 2000, the receipt of which cannot be assured.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements



Note 2 - Financing Arrangements

See Part I, Item 2 "Management's Discussion and Analysis and Results of Operations -- Liquidity and Capital Resources."

Note 3 - Healtheon Agreement

In September 1999 the Company entered into an agreement with Healtheon Corporation to allow under insured and uninsured healthcare consumers to register to use ATR's IPN, when it is developed, through the use of Healtheon's Internet consumer portal. The agreement provides for development fees to Healtheon estimated to cost $160,000. The agreement also requires payment to Healtheon of $250,000 upon a promotional announcement of ATR's IPN program on Healtheon's Internet portal, and a sharing of revenues when operational. Operations are to begin no later than six months following acceptance of the application software or the IPN has 100,000 primary care providers, whichever is earlier. The agreement term is three years, but subject to modification or withdrawal of services by Healtheon with certain financial penalties. In addition, revenue sharing is subject to renegotiation on an annual basis based on the date the program becomes operational.

On October 12, 1999, the Company and Healtheon received a letter from the California Department of Corporations ("DOC") inquiring whether or not the Company's proposed services, when offered to California consumers under the agreement with Healtheon, may constitute a health care service plan requiring the Company to be licensed with the DOC in California. The Company does not believe that its proposed business services constitute a health care service plan. The Company intends to meet with the DOC and will provide additional documentation in support of its position. No assurance can be given that the DOC will agree with the Company's position. If the DOC determines that the Company's proposed business services constitute a health care service plan, the Company will consider its options including licensing with the DOC or restructuring its agreement with Healtheon.

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis and Results of Operations




Management's Discussion and Analysis

The following discussion provides information to facilitate the understanding and assessment of significant changes in trends related to the financial condition of the Company and its results of operations. It should be read in conjunction with the Company's financial statements and the notes thereto and other financial information included elsewhere in the 10-KSB for the fiscal year ended June 30, 1999.

Overview

Alternative Technology Resources, Inc. ("ATR" or the "Company"), a Delaware corporation, was founded in 1989 to develop and sell computer integrated medical laboratory information systems ("LIS"). The Company operated under the name 3Net Systems, Inc. and was never successful in the LIS market. Therefore, in fiscal 1996, the Company stopped new system development and later decided to exit LIS entirely.

During fiscal 1997, the Company changed its name to Alternative Technology Resources, Inc. and focused its efforts on its computer programmer placement business. ATR recruits experienced, qualified computer programmers primarily from the former Soviet Union, obtains necessary visas, and places them for assignment in the United States. ATR is also recruiting programmers from South Korea for future placement. ATR's computer programmer placement business has not generated sufficient cash flow to support operations. Further, there has been a decline in contract programming revenues caused by the non-renewal of programmer contracts from a high of 96 programmers at customer locations during fiscal year 1999 to 41 programmers as of September 30, 1999.

In August 1999, ATR decided to pursue the establishment of an Internet medical provider network (IPN). The Company plans to use its experience in healthcare and information technology to offer the nation's 600,000 plus medical providers the ability to more directly link their practice via the Internet to parties that pay for medical services. ATR is initially focusing on those who are under insured and the 44 million Americans who are uninsured. In September 1999, the Company entered into an agreement with Healtheon Corporation to allow under insured and uninsured consumers to register to use ATR's IPN, when it is developed, through the use of Healtheon's Internet consumer portal. In October 1999, the Company began its IPN development efforts. No assurance can be given that the Company will be able to develop an IPN, or if developed, that it will be profitable.

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

Results of Operation

Contract programming

Contract Programming Revenue. Contract programming revenue results primarily from sales of programmer services. Revenues decreased $765,000 or 45% in the quarter ended September 30, 1999, compared to the quarter ended September 30, 1998. This decrease is due to a reduction in the average number of contract programmers working at customer sites in the quarter ended September 30, 1999, compared to the quarter ended September 30, 1998. There was an average of 46 programmers at customer sites in the first quarter of fiscal 2000 compared to 95 in the first quarter of fiscal 1999. Two events in the last half of fiscal 1999 began to impact ATR's results of operations: customers moving toward utilizing individual programmers or small (2 to 4 people) programming teams rather than large programming teams, and several customers choosing to exercise a contract termination provision which allowed them to convert ATR's programmers to their employees. As a result, when contracts with several customers approached their termination date, they were either not renewed, renewed for a fewer number of programmers, or programmers converted to customer employees.

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

Programmer Costs. Programmer costs are the salary and other wage and benefit costs of ATR's programmer employees. These costs decreased $619,000 or 49% for the three months ended September 30, 1999, compared to the same period last year. This decrease is primarily due to the reduction in the number of contract programmers at customers discussed above in "Contract Programming Revenue."

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

ATR expenses start-up and other costs as incurred, which results in timing differences between the incurring of expense and recognition of resulting revenue. Such differences may be particularly evident in ATR's case because of its relatively small revenue base. The affect may be particularly noticeable whenever the timing of placement of employees is such that the major start-up costs occur late in one reporting period and the revenues appear in subsequent periods.

Start-up and other costs increased $45,000 or 28% in the quarter ended September 30, 1999, as compared to the same quarter for the prior fiscal year. This increase is primarily due to an increase in the number of programmers who were not working at customer sites, an average of 5 during the first quarter of fiscal 2000 compared to an average of 1 in the first quarter of fiscal 1999.

Contract Programming Gross Profit. The gross profit percentage was 10% for the three months ended September 30, 1999, compared to 16% in the same quarter for the prior fiscal year. This decrease is primarily due to the higher number of programmers who were not working at customer sites.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses ("SG&A"). SG&A expenses decreased $63,000 or 19% for the three months ended September 30, 1999 compared to the same quarter for the prior fiscal year primarily due to a decrease in non-cash employee compensation related to stock grants to the Company's former Chief Executive Officer.

Other Income (Expense)

Interest Income. Interest income of $11,000 is related to notes receivable from employees and officers of the Company.

Interest Expense. Interest expense increased $2,412,000 in the three months ended September 30, 1999, compared to the same quarter for the prior fiscal year due to the benefit accruing to the note holders of amending the conversion terms of a $1,000,000 convertible note (see "Liquidity and Capital Resources").

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis and Results of Operations




Income Taxes

As of June 30, 1999, the Company had a net operating loss carryforward for federal and state income tax purposes of $25 million and $5 million, respectively. The federal net operating loss carryforward expires in the years 2006 through 2018 and the state net operating loss carryforward expires in 1999 through 2004. The Company expects that annual limitations on the use of loss carryforwards generated before September 13, 1993 will result in $4.1 million of net operating loss carryovers which may not be utilized prior to the expiration of the carryover period.

Net Loss

Net loss increased $2,523,000 for the three months ended September 30, 1999, compared to the same quarter for the prior fiscal year due primarily to the increase in interest expense.

Basic and Diluted Net Loss Per Share

The Company's net loss per share has been computed by dividing net loss after deducting Preferred Stock dividends ($30,625 in each of the three months ended September 30, 1999 and 1998) by the weighted average number of shares of common stock outstanding during the quarters presented. Common stock issuable upon conversion of Preferred Stock, common stock options and common stock warrants have been excluded from the net loss per share calculations as their inclusion would be anti-dilutive.

Liquidity and Capital Resources

The Company has used a combination of equity and debt financing and internal cash flow to fund operations and finance accounts receivable but has incurred operating losses since its inception.

As a result, the report of independent auditors on the Company's June 30, 1999, financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. Based on the steps the Company has taken to refocus its operations, the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern and that this plan will enable the Company to continue as a going concern through the end of fiscal year 2000. However, considering, among other things, the Company's historical operating losses, the expected substantial cost to establish the Company's IPN, and its history in the contract computer programming industry, there can be no assurance that this plan will be successfully implemented. The Company does not expect to generate positive cash flow from operations during fiscal 2000 or to be able to pay off current obligations, fund

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis and Results of Operations




the establishment of its IPN or growth of its computer programming business. Therefore, the Company contemplates needing to raise additional financing during fiscal 2000, the receipt of which cannot be assured.

The Company has received short-term, unsecured financing in the form of notes payable of $3,258,090 from two stockholders, Mr. James W. Cameron, Jr. ("Cameron") and Dr. Max Negri ("Negri"). These notes bear interest at 10.25%. In December 1998, Messrs. Cameron and Negri extended the maturity date on all notes payable originally maturing December 31, 1998, to the earlier of December 31, 1999, or such time as the Company obtains equity financing, in return for an extension fee of 2% of the amounts extended. In addition, interest accrued on these notes as of December 31, 1998, was included in the extended principal amounts.

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

ATR is aggressively working with its immigration attorney to bring to the attention of the INS what it believes to be errors in the INS's analysis of the Company and an inadequate understanding of the Company's business practices. As this situation continues, the Company is not precluded from filing additional H1-B visa petitions. It is ATR's intention to continue to file H1-B visa petitions as it identifies programmer placement opportunities; however, in the event the Company is unable to obtain additional H1-B visas, the Company's operations and financial position could be adversely affected in fiscal year 2000.

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

Subsequent to June 30, 1999, Mr. Cameron disposed of a portion of his interest in the Straight Note, reducing the balance due him to $711,885, plus accrued interest. On August 19, 1999, the Company's Board of Directors agreed with the Straight Note holders to fix the conversion price of the Convertible Note to $0.044 in exchange for the Straight and/or Convertible Notes ceasing to accrue interest as of that date. Because of the decline in revenues caused by the non-renewal of programmer contracts and the steady decline in the quoted value of the Company's common stock at that time (trading price was at $0.25 on August 19, 1999), the Board agreed it was in the best interest of the Company to eliminate the future market risk that the conversion price become lower than a fixed conversion price of $0.044. The benefit accruing to the note holders resulting from the amendment to the conversion terms, as measured on August 19, 1999, was approximately $2.4 million and has been recorded as additional interest expense in the quarter ended September 30, 1999.

Subsequent to August 19, 1999, Mr. Cameron elected to replace his remaining interest in the Straight Note, including accrued interest, with the Convertible Note and then simultaneously converted the Convertible Note into 19,762,786 shares of ATR's common stock. All other Straight Note holders have since replaced their Straight Notes, including accrued interest, with Convertible Notes and converted such Convertible Notes into an aggregate of 7,998,411 shares of the Company's common stock.

On August 26, 1999, Mr. Cameron, the Company's majority stockholder, joined the Board of Directors and assumed the position of Chief Executive Officer. Under Mr. Cameron's direction, ATR decided to pursue the establishment of an IPN (see
Part I, Item 1, "Note 3 - Healtheon Agreement" and Part I, Item 2, "Management's Discussion and Analysis -- Overview").

In September 1999, the Company received $826,553 in a private sale of its common stock at an average price of $2.84 per share, and in October 1999, the Company received $121,174 in another private sale of its common stock at an average price of $4.04 per share.

The Company has incurred operating losses since inception which have resulted in an accumulated deficit of $38,511,209 at September 30, 1999. The Company had a working capital deficit and a stockholders' deficit of $3,846,822 each at September 30, 1999. Going forward, ATR's IPN development efforts will require substantial funds prior to generating revenues. Therefore, ATR is pursuing additional funds through private equity financing or additional debt financing. Although there can be no assurance that additional financing can be obtained or that if obtained such financing will be sufficient to prevent the Company from having to materially reduce its level of operations or be forced to seek protection under federal bankruptcy laws, management of ATR believes that sufficient financing

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis and Results of Operations




will be available until operations can be internally funded. Ultimately, ATR will need to achieve a profitable level of operations to fund growth to meet its obligations when they become due.

Effects of Inflation

The Company's most significant cost is programmer employees. To the extent these personnel costs increase, management of the Company believes that customer billing rates can be increased to cover such personnel increases.

PART II. OTHER INFORMATION




Items 1, 2, 3 and 4

None

Item 5.

As previously disclosed, in September 1999, the Company entered into an agreement with Healtheon Corporation to allow under insured and uninsured healthcare consumers to register to use ATR's IPN, when it is developed, through the use of Healtheon's Internet consumer portal. The agreement provides for development fees to Healtheon estimated to cost $160,000. The agreement also requires payment to Healtheon of $250,000 upon a promotional announcement of ATR's IPN program on Healtheon's Internet portal, and a sharing of revenues when operational. Operations are to begin no later than six months following acceptance of the application software or when the IPN has 100,000 primary care providers, whichever is earlier. The agreement term is three years, but subject to modification or withdrawal of services by Healtheon with certain financial penalties. In addition, revenue sharing is subject to renegotiation on an annual basis based on the date the program becomes operational.

On October 12, 1999, the Company and Healtheon received a letter from the California Department of Corporations ("DOC") inquiring whether or not the Company's proposed services, when offered to California consumers under the agreement with Healtheon, may constitute a health care service plan requiring the Company to be licensed with the DOC in California. The Company does not believe that its proposed business services constitute a health care service plan. The Company intends to meet with the DOC and will provide additional documentation in support of its position. No assurance can be given that the DOC will agree with the Company's position. If the DOC determines that the Company's proposed business services constitute a health care service plan, the Company will consider its options including licensing with the DOC or restructuring its agreement with Healtheon.

Item 6.  Exhibits and Reports on Form 8-K

(a)     None

(b)     Reports on 8-K

The Company filed a Form 8-K on August 27, 1999, announcing that James W. Cameron, Jr., the Company's majority shareholder, had disposed of a portion of his interest in a $1,000,000 straight note, that he and the other note holders had elected to replace their interest in the straight notes with convertible notes and simultaneously converted the convertible notes into the Company's common stock. It was further announced that Mr. Cameron had joined the Board of Directors, assumed the position of Chief Executive Officer and intended for the Company to pursue the establishment of an Internet medical provider network.

PART II. OTHER INFORMATION




The Company filed a Form 8-K on September 28, 1999, filing a press release announcing that the Company had signed an agreement with Healtheon Corporation to allow uninsured and under insured consumers to register for the Company's Internet medical provider network, when it is developed, through the use of Healtheon's consumer portal.

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

                                    ALTERNATIVE TECHNOLOGY
                                    RESOURCES, INC.
                                    (Registrant)



Dated:  November 9, 1999            /s/   JAMES W. CAMERON, JR.
                                    --------------------------------------------
                                    James W. Cameron, Jr.
                                    Chief Executive Officer
                                    (Principal Executive Officer)



Dated:  November 9, 1999            /s/   EDWARD L. LAMMERDING
                                    --------------------------------------------
                                    Edward L. Lammerding
                                    Chief Financial Officer
                                    (Principal Financial Officer)