Form 10QSB
period 1999-12-31
ALTERNATIVE TECHNOLOGY RESOURCES INC
filed 2000-02-08
CIK 885520

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


            [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                         Commission file number 0-20468


                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
        (Exact name of small business issuer as specified in its charter)



              Delaware                               68-0195770
 --------------------------------          ---------------------------------
 (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)


                       629 J Street, Sacramento, CA 95814
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (916) 231-0400
                           --------------------------
                           (Issuer's telephone number)


                  (Former address if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes X    No


Number of shares of common stock outstanding as of January 31, 2000:  55,078,862

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                             Condensed Balance Sheet
                                December 31, 1999
                                   (Unaudited)

                                     Assets

Current assets:
  Cash                                                                                        $       737,672
  Accounts receivable, net                                                                            226,549
  Other current assets, including notes
  receivable from employees and officers                                                              105,959
                                                                                               --------------

     Total current assets                                                                           1,070,180
                                                                                               --------------
Property and equipment:
  Equipment                                                                                            42,139
  Accumulated depreciation and amortization                                                            (1,755)
                                                                                               --------------
     Property and equipment, net                                                                       40,384
                                                                                               --------------

                                                                                               $    1,110,564
                                                                                               ==============

                                       Liabilities and Stockholders' Deficit

Current liabilities:
  Notes payable to stockholders                                                                $    3,258,090
  Notes payable to directors                                                                           43,469
  Accounts payable to stockholders                                                                    696,338
  Accounts payable                                                                                    105,664
  Accrued payroll and related expenses                                                                184,861
  Accrued preferred stock dividends                                                                   673,751
  Other current liabilities                                                                           171,805
                                                                                               --------------
     Total current liabilities                                                                      5,133,978
                                                                                               --------------
Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $6.00 par value - 1,200,000 shares authorized, 204,167 Series
    D shares issued and outstanding; liquidation
    preference value of $1,898,753                                                                  1,225,002
  Common stock, $0.01 par value - 100,000,000 shares
    authorized, 54,366,186 shares issued and outstanding                                              543,662
  Common stock to be issued                                                                         2,561,999
  Common stock subscriptions receivable                                                            (2,561,999)
  Additional paid-in capital                                                                       33,227,256
  Accumulated deficit                                                                             (39,019,334)
                                                                                                --------------

    Total stockholders' deficit                                                                    (4,023,414)
                                                                                                --------------

                                                                                                $   1,110,564
                                                                                                ==============

See accompanying notes to condensed financial statements.


                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                 Three Months                        Six Months
                                                              Ended December 31,                 Ended December 31,
                                                        -----------------------------    --------------------------------
                                                            1999            1998               1999              1998
                                                        -----------     ------------     -------------      -------------

Contract programming:
  Contract programming revenue                          $  700,626      $  1,809,755     $  1,645,277       $  3,519,763
  Contract termination fees                                    203                 -            5,453                  -
  Programmer costs                                        (454,404)       (1,291,561)      (1,106,468)        (2,562,819)
  Start-up and other costs                                (153,846)         (239,068)        (356,969)          (397,591)
                                                        -----------     -------------    -------------      -------------

    Contract programming gross profit                       92,579           279,126          187,293            559,353


Internet Provider Network Costs                           (234,232)                -         (235,820)                 -

Selling, general and administrative                       (279,124)         (302,151)        (554,480)          (642,345)
                                                        -----------     -------------    -------------      -------------


Loss from operations                                      (420,777)          (23,025)        (603,007)           (82,992)

Other income (expense):
  Interest income                                            7,798                 -           18,907                  -
  Interest expense                                         (95,146)         (175,766)      (2,618,657)          (287,594)
                                                        -----------     -------------    -------------      -------------
                                                           (87,348)         (175,766)      (2,599,750)          (287,594)
                                                        -----------     -------------    -------------      -------------

Net loss                                                $ (508,125)      $  (198,791)    $ (3,202,757)      $   (370,586)
                                                        ===========     =============    =============      =============
Preferred stock dividends in arrears                       (30,625)          (30,625)         (61,250)           (61,250)
                                                        -----------     -------------    -------------      -------------
Net loss applicable to
  common stockholders                                   $ (538,750)      $  (229,416)    $ (3,264,007)      $   (431,836)
                                                        ===========     =============    =============      =============

Net loss per share                                      $    (0.01)      $     (0.01)    $      (0.07)      $      (0.02)
                                                        ===========     =============    =============      =============


Shares used in per share calculations                   54,299,591        26,120,499       45,559,169         26,120,499
                                                        ===========     =============    =============      =============



See accompanying notes to condensed financial statements.

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                      Six Months
                                                                                  Ended December 31,
                                                                          -------------------------------
                                                                              1999                 1998
                                                                          ----------           -----------

Net cash used in operating activities                                     $ (437,439)         $  (298,897)
                                                                          -----------          -----------

Cash flows from investing activities:
   Purchase of equipment                                                     (42,139)                   -
                                                                          -----------          -----------
Net cash provided by investing activities                                    (42,139)                   -
                                                                          -----------          -----------

Cash flows from financing activities:
   Proceeds from sale of common stock                                      1,150,346                    -
   Proceeds from exercise of options and warrants                             32,402                    -
   Proceeds from notes payable to stockholders                                33,500              273,647
   Proceeds from notes payable to directors                                    1,860                1,860
   Payments on notes payable to stockholders                                 (33,500)             (12,960)
                                                                          -----------          -----------
Net cash provided by financing activities                                  1,184,608              262,547
                                                                          -----------          -----------

Net increase (decrease) in cash                                              705,030              (36,350)
Cash at beginning of period                                                   32,642               89,696
                                                                         -----------          -----------

Cash at end of period                                                   $    737,672          $    53,346
                                                                         ===========          ===========


See accompanying notes to condensed financial statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                     Notes to Condensed Financial Statements
                                December 31, 1999

                                   (Unaudited)

Note 1 - Basis of Presentation
--------------------------------

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

In the opinion of management, the unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the Company's financial position at December 31, 1999, results of operations for the three and six month periods ended December 31, 1999 and 1998, and cash flows for the three and six months ended December 31, 1999 and 1998. The results for the period ended December 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2000.

The report of independent auditors on the Company's June 30, 1999, financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. Based on the steps the Company has taken to refocus its operations, the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern and that this plan will enable the Company to continue as a going concern through the end of fiscal year 2000. However, considering, among other things, the Company's historical operating losses, the expected substantial cost to develop and establish the Company's Internet medical provider network (IPN) [see Part I,
Item 2 "Management's Discussion and Analysis and Results of Operations -- Overview"], and its history in the contract computer programming industry, there can be no assurance that this plan will be successfully implemented. The Company does not expect to generate positive cash flow from operations during fiscal 2000 or to be able to pay off current obligations, fund the establishment of its IPN or growth of its computer programmer business. Therefore, the Company contemplates needing to raise additional financing during fiscal 2000, the receipt of which cannot be assured.

Note 2 - Financing Arrangements
--------------------------------

See Part I, Item 2 "Management's Discussion and Analysis and Results of Operations -- Liquidity and Capital Resources."

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


Note 3 - Healtheon Agreement
------------------------------

In September 1999 the Company entered into an agreement with Healtheon Corporation to allow under insured and uninsured healthcare consumers to register to use ATR's IPN, when it is developed, through the use of Healtheon's WebMD Internet consumer portal. The agreement provides for development fees to Healtheon estimated to cost $160,000. The agreement also requires payment to Healtheon of $250,000 upon a promotional announcement of ATR's IPN program on Healtheon's Internet portal, and a sharing of revenues when operational. Operations are to begin no later than six months following acceptance of the application software or the IPN has 100,000 primary care providers, whichever is earlier. The agreement term is three years, but subject to modification or withdrawal of services by Healtheon with certain financial penalties. In addition, revenue sharing is subject to renegotiation on an annual basis based on the date the program becomes operational.

On October 12, 1999, the Company and Healtheon received a letter from the California Department of Corporations ("DOC") inquiring whether or not the Company's proposed services, when offered to California consumers under the agreement with Healtheon, may constitute a health care service plan requiring the Company to be licensed with the DOC in California. The Company does not believe that its proposed business services constitute a health care service plan. The Company has provided additional documentation in support of its position to the DOC. No assurance can be given that the DOC will agree with the Company's position. If the DOC determines that the Company's proposed business services constitute a health care service plan, the Company will consider its options including licensing with the DOC or restructuring its agreement with Healtheon.

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

During fiscal 1997, the Company changed its name to Alternative Technology Resources, Inc. and focused its efforts on its computer programmer placement business. ATR recruits experienced, qualified computer programmers primarily from the former Soviet Union, obtains necessary visas, and places them for assignment in the United States. ATR is also recruiting programmers from South Korea for future placement. ATR's computer programmer placement business has not generated and currently is not generating sufficient cash flow to support operations. Further, there has been a decline in contract programming revenues caused by the non-renewal of programmer contracts from a high of 96 programmers at customer locations during fiscal year 1999 to 31 programmers as of December 31, 1999. The Company is exploring various options, including whether to continue in the computer programmer placement business.

In August 1999, ATR decided to pursue the establishment of an Internet medical provider network (IPN). The Company plans to use its experience in healthcare and information technology to offer the nation's 600,000 plus medical providers the ability to more directly link their practice via the Internet to parties that pay for medical services. ATR is initially focusing on those who are under insured and the 44 million Americans who are uninsured. In September 1999, the Company entered into an agreement with Healtheon Corporation to allow under insured and uninsured consumers to register to use ATR's IPN, when it is developed, through the use of Healtheon's WebMD Internet consumer portal. In October 1999, the Company began its IPN development efforts. No assurance can be given that the Company will be able to develop and market an IPN, or if developed, that it will be profitable.

Results of Operation

Contract programming

Contract Programming Revenue. Contract programming revenue results primarily from sales of programmer services. Revenue for the three and six month periods ended December 31, 1999 decreased $1,109,000 or 61% and $1,874,000 or 53%,

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis and Results of Operations

respectively, over the same periods of the previous year. This decrease is due to a reduction in the average number of contract programmers working at customer sites in the periods ended December 31, 1999, compared to the same periods in the prior year. There was an average of 39 and 32 programmers at customer sites for the three and six month periods ended December 31, 1999 compared to 92 and 93 for the same periods ended December 31, 1998. Two events in the last half of fiscal 1999 began to impact ATR's results of operations: customers moving toward utilizing individual programmers or small (2 to 4 people) programming teams rather than large programming teams, and several customers choosing to exercise a contract termination provision which allowed them to convert ATR's programmers to their employees. As a result, when contracts with several customers approached their termination date, they were either not renewed, renewed for a fewer number of programmers, or programmers converted to customer employees.

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

Programmer Costs. Programmer costs are the salary, and other wage and benefit costs of ATR's programmer employees. These costs decreased 65% and 57% for the three and six month periods ended December 31, 1999 compared to the same periods last year. This decrease is primarily due to the reduction in the number of contract programmers working at customer sites as discussed above in "Contract Programming Revenue."

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

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis and Results of Operations


Start-up and other costs decreased $85,000 and $41,000 in the three and six month periods ended December 31, 1999, as compared to the same periods in fiscal 1999. This decrease is due to a decrease in the number of programmers who were in the United States but not working at customer sites, an average of 3 during the second quarter of fiscal 2000 compared to 5 in the second quarter of fiscal 1999.

Contract Programming Gross Profit. The gross profit on contract programming revenue was 13% and 11% for the three and six month periods ended December 31, 1999, respectively, compared to 15% and 16% for the same periods in fiscal 1999. Decreases are primarily due to start-up and other costs being a higher proportion of revenue in fiscal 2000 compared to fiscal 1999, 22% for the six months ended December 31, 1999 compared to 11% for the same period ended December 31, 1998.

Internet Provider Network Costs

In October 1999 the Company began its IPN development. Costs incurred consist of selling and administrative, including marketing healthcare providers.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses ("SG&A"). SG&A expenses decreased $23,000 or (8%) and $88,000 or (14%) for the three and six month periods ended December 31, 1999, respectively, compared to the same periods of the prior fiscal year. This decrease is primarily due to a decrease in non-cash employee compensation related to stock grants in fiscal 1999 to the Company's former Chief Executive Officer.

Other Income (Expense)

Interest Income. Interest income is related to short term investment of cash balances and to notes receivable from employees and officers of the Company.

Interest Expense. Interest expense decreased $81,000 in the three months ended December 31, 1999 due to conversion of a $1,000,000 note payable to common stock in the first quarter of fiscal 2000. Interest expense increased $2,331,000 in the six months ended December 31, 1999, compared to the same period in the prior fiscal year due to the benefit accruing to the note holders of amending the conversion terms of the $1,000,000 convertible note (see "Liquidity and Capital Resources").

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

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis and Results of Operations


Net Loss

Net loss  increased  $2,832,000  for the six  months  ended  December  31,  1999 compared to the same period in fiscal 1999 primarily due to the increase in interest expense, decrease in contract programming gross margin, and beginning IPN development efforts.

Basic and Diluted Net Loss Per Share

The Company's net loss per share has been computed by dividing net loss after deducting Preferred Stock dividends ($30,625 in each of the three months ended December 31, 1999 and 1998, and $61,250 in each of the six months ended December 31, 1999 and 1998, respectively) by the weighted average number of shares of common stock outstanding during the periods presented. Common stock issuable upon conversion of Preferred Stock, common stock options and common stock warrants have been excluded from the net loss per share calculations as their inclusion would be anti-dilutive.

Liquidity and Capital Resources

The Company has used a combination of equity and debt financing and internal cash flow to fund operations and finance accounts receivable but has incurred operating losses since its inception.

As a result, the report of independent auditors on the Company's June 30, 1999, financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. Based on the steps the Company has taken to refocus its operations, the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern and that this plan will enable the Company to continue as a going concern through the end of fiscal year 2000. However, considering, among other things, the Company's historical operating losses, the expected substantial cost to develop and establish the Company's IPN, and its history in the contract computer programming industry, there can be no assurance that this plan will be successfully implemented. The Company does not expect to generate positive cash flow from operations during fiscal 2000 or to be able to pay off current obligations, fund the establishment of its IPN or growth of its computer programming business. Therefore, the Company contemplates needing to raise additional financing during fiscal 2000, the receipt of which cannot be assured.

The Company has received short-term, unsecured financing in the form of notes payable of $3,258,090 in the aggregate from two stockholders, Mr. James W. Cameron, Jr., a director and the Company's Chief Executive Officer, and Dr. Max Negri. These notes bear interest at 10.25%. Effective January 1, 2000, Messrs. Cameron and Negri extended the maturity date on all notes payable originally maturing December 31, 1999, to the earlier of December 31, 2000, or such time as the Company obtains equity financing, in return for an extension fee of 2% of the amounts extended. In addition, interest accrued on these notes as of December 31, 1999, was included in the extended principal amounts.

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis and Results of Operations


Although the Company has not entered into any written agreements with Messrs. Cameron or Negri, management believes, based on discussions with these two individuals, that they will continue to fund operations and extend the maturity dates of the various notes payable until at least June 30, 2001, or until such time as the Company can repay the notes. However, there can be no assurance that events may arise which may affect these stockholders' ability to finance the Company or that the Company may experience significant and unanticipated cash flow problems which may cause these two stockholders to reconsider their investment.

During fiscal 1999, approximately 50 visa petitions submitted by the Company to the U. S. Immigration and Naturalization Service (the "INS") were denied based on what ATR believed was a misunderstanding by the INS of facts the Company previously submitted to the California INS office. In an effort to bring to the attention of the INS what it believed to be errors in the INS's analysis of the Company and an inadequate understanding of the Company's business practices, ATR representatives and its immigration attorney met in January 2000 with the Director and other officials of the California INS office. This meeting confirmed that the Company is not precluded from filing additional H1-B visa petitions, including those that had previously been denied. It is ATR's intention to continue to file H1-B visa petitions as it identifies programmer placement opportunities; however, in the event the Company is unable to obtain additional H1-B visas due to the annual limitation on the number of H1-B visas which can be granted, the Company's operations and financial position could be adversely affected.

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

Subsequent to June 30, 1999, Mr. Cameron disposed of a portion of his interest in the Straight Note, reducing the balance due him to $711,885, plus accrued interest. On August 19, 1999, the Company's Board of Directors agreed with the Straight Note holders to fix the conversion price of the Convertible Note to $0.044 in exchange for the Straight and/or Convertible Notes ceasing to accrue interest as of that date. Because of the decline in revenues caused by the non-renewal of programmer contracts and the steady decline in the quoted value of the Company's common stock at that time (trading price was at $0.25 on August 19, 1999), the Board agreed it was in the best interest of the Company to eliminate the future market risk that the conversion price become lower than a fixed conversion price of $0.044. The benefit accruing to the note holders resulting from the amendment to the conversion terms, as measured on August 19, 1999, was approximately $2.4 million and was recorded as additional interest expense in the quarter ended September 30, 1999.

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

Since September 1999, the Company has received $1,150,347 in private sales of its common stock at an average price of $3.08 per share, and in December 1999, the Company received a $2,561,999 common stock subscription in another private sale at an average price of $3.59 per share. These funds were received by the Company in January 2000.

The Company has incurred operating losses since inception which have resulted in an accumulated deficit of $39,019,334 at December 31, 1999. The Company had a working capital deficit and a stockholders' deficit of $4,023,414 each at December 31, 1999. Going forward, ATR's IPN development efforts will require substantial funds prior to generating revenues. Therefore, ATR is pursuing additional funds through private equity financing or additional debt financing. Although there can be no assurance that additional financing can be obtained or that if obtained such financing will be sufficient to prevent the Company from having to materially reduce its level of operations or be forced to seek protection under federal bankruptcy laws, management of ATR believes that sufficient financing will be available until operations can be internally funded. Ultimately, ATR will need to achieve a profitable level of operations to fund growth to meet its obligations when they become due.

Effects of Inflation

The Company's most significant cost is for programmer personnel. To the extent such costs increase, management of the Company believes that customer billing rates can be increased to cover such personnel increases.


PART II. OTHER INFORMATION

Items    1, 2, 3

None

Item 4.  Submission of Matters to a Vote of Security Holders

An annual meeting of stockholders was held November 16, 1999 at the Company's offices in Sacramento, California. The stockholders voted on the following matters and approved:

     1) The election of James W. Cameron, Jr., W. Robert Keen, Edward L. Lammerding and Thomas W. O'Neil, Jr. as directors of the Company:
          50,037,660 shares were received in favor of Mr. Cameron, 4,260 shares were withheld; 50,031,660 shares were received in favor of Mr. Keen, 10,260 shares were withheld; 49,648,035 shares were received in favor of Mr. Lammerding, 393,885 shares were withheld; 49,654,035 shares were received in favor of Mr. O'Neil, 387,885 shares were withheld.

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


                             ALTERNATIVE TECHNOLOGY
                                 RESOURCES, INC.
                                  (Registrant)



Dated:  February 8, 2000                    /s/   JAMES W. CAMERON, JR.
                                            -----------------------------------
                                                  James W. Cameron, Jr.
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)



Dated:  February 8, 2000                    /s/   EDWARD L. LAMMERDING
                                            -----------------------------------
                                                  Edward L. Lammerding
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)