Form 10QSB
period 2000-03-31
ALTERNATIVE TECHNOLOGY RESOURCES INC
filed 2000-05-09
CIK 885520

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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

Number of shares of common stock outstanding as of April 30, 2000:  55,237,007

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                             Condensed Balance Sheet
                                 March 31, 2000
                                   (Unaudited)


                                     Assets

Current assets:
  Cash                                                            $   2,854,155
  Accounts receivable, net                                              198,235
  Prepaid annual service fee                                            250,000
  Other current assets, including notes receivable
    from employees and officers                                          58,384
                                                                  -------------
     Total current assets                                             3,360,774

Property and equipment:
  Equipment                                                              54,198
  Accumulated depreciation and amortization                              (5,415)
                                                                  -------------
    Property and equipment, net                                          48,783
                                                                  -------------
                                                                  $   3,409,557
                                                                  =============

                      Liabilities and Stockholders' Deficit

Current liabilities:
  Notes payable to stockholders                                   $   3,567,424
  Notes payable to directors                                             22,743
  Accounts payable to stockholders                                      535,292
  Accounts payable                                                      381,324
  Accrued payroll and related expenses                                  155,521
  Accrued preferred stock dividends                                     704,376
  Other current liabilities                                              97,116
                                                                  -------------
    Total current liabilities                                         5,463,796

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $6.00 par value - 1,200,000 shares
    authorized, 204,167 Series D shares issued and
    outstanding; liquidation preference value of $1,929,378           1,225,002
  Common stock, $0.01 par value - 100,000,000 shares
    authorized, 55,224,507 shares issued and outstanding                552,245
  Additional paid-in capital                                         35,838,230
  Accumulated deficit                                               (39,669,716)
                                                                  -------------
    Total stockholders' deficit                                      (2,054,239)
                                                                  -------------
                                                                  $   3,409,557

See accompanying notes to condensed financial statements.

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                       Condensed Statements of Operations
                                   (Unaudited)



                                                            Three Months                         Nine Months
                                                           Ended March 31,                     Ended March 31,
                                                           ---------------                     ---------------
                                                       2000             1999               2000              1999
                                                       ----             ----               ----              ----
Contract programming:
 Contract programming revenue                     $    543,133      $  1,543,432     $   2,188,410      $   5,063,195
 Contract termination fees                                   -            16,110             5,453             16,110
 Programmer costs                                     (377,446)       (1,077,778)       (1,483,913)        (3,640,597)
 Start-up and other costs                              (36,104)         (367,005)         (393,074)          (764,596)
                                                  ------------      ------------     -------------      -------------
    Contract programming gross profit                  129,583           114,759           316,876            674,112

Product Development Costs                             (307,854)                -          (543,674)                 -

Selling, general and administrative                   (322,242)         (315,094)         (876,722)          (957,439)
                                                  ------------      ------------     -------------      -------------
Loss from operations                                  (500,513)         (200,335)       (1,103,520)          (283,327)

Other income (expense):
 Interest income                                        23,588                 -            42,495                  -
 Interest expense                                     (173,457)         (117,865)       (2,792,114)          (405,459)
                                                  ------------      ------------     -------------      -------------
                                                      (149,869)         (117,865)       (2,749,619)          (405,459)
                                                  ------------      ------------     -------------      -------------
Net loss                                          $   (650,382)     $   (318,200)    $  (3,853,139)     $    (688,786)
                                                  ============      ============     =============      =============
Preferred stock dividends in arrears                   (30,625)          (30,625)          (91,875)           (91,875)
                                                  ------------      ------------     -------------
Net loss applicable to
  common stockholders                             $   (681,007)     $   (348,825)    $  (3,945,014)     $    (780,661)
                                                  ============      ============     =============      =============
Net loss per share                                $      (0.01)     $      (0.01)    $       (0.08)     $       (0.03)
                                                  ============      ============     =============      =============

Shares used in per share calculations               55,056,986        26,131,484        48,702,083         26,124,107
                                                  ============      ============     =============      =============



See accompanying notes to condensed financial statements.

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                             Nine Months
                                                           Ended March 31,
                                                           ---------------
                                                        2000            1999
                                                        ----            ----

Net cash used in operating activities               $  (1,247,688)  $  (374,657)
                                                    -------------   -----------
Cash flows from investing activities:
  Purchase of property and equipment                      (54,198)            -
                                                    -------------   -----------
Cash flows from financing activities:
  Proceeds from sale of common stock                    3,712,346             -
  Proceeds from exercise of options and warrants          120,584             -
  Proceeds from notes payable to stockholders             342,834     1,079,150
  Proceeds from notes payable to directors                  2,780         2,770
  Payments on notes payable to stockholders               (33,500)     (777,625)
  Payments on notes payable to directors                  (21,646)            -
                                                    -------------   -----------
Net cash provided by financing activities               4,123,398       304,295
                                                    -------------   -----------
Net increase (decrease) in cash                         2,821,512       (70,362)
Cash at beginning of period                                32,643        89,696
                                                    -------------   -----------
Cash at end of period                               $   2,854,155   $    19,334
                                                    =============   ===========

See accompanying notes to condensed financial statements.

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements


                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                     Notes to Condensed Financial Statements
                                 March 31, 2000

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

In the opinion of management, the unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the Company's financial position at March 31, 2000, results of operations for the three and nine month periods ended March 31, 2000 and 1999, and cash flows for the three and nine months ended March 31, 2000 and 1999. The results for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2000.

The report of independent auditors on the Company's June 30, 1999, financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. Based on the steps the Company has taken to refocus its operations, the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern and that this plan will enable the Company to continue as a going concern until at least quarter end March 31, 2001. However, considering, among other things, the Company's historical operating losses, the expected substantial cost to develop and establish the Company's Internet medical provider network (IPN) [see Part I,
Item 2 "Management's Discussion and Analysis and Results of Operations -- Overview"], and its history in the contract computer programming industry, there can be no assurance that this plan will be successfully implemented. The Company does not expect to generate positive cash flow from operations during fiscal 2000 or to be able to pay off current obligations, fund the establishment of its IPN or grow its computer programmer business. Therefore, the Company contemplates needing to raise additional financing during fiscal 2000, the receipt of which cannot be assured.

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements



Note 2 - Financing Arrangements

See Part I, Item 2 "Management's Discussion and Analysis and Results of Operations -- Liquidity and Capital Resources."

Since September 1999, the Company has received $1,150,347 in private sales of its common stock at an average price of $3.08 per share, and in January 2000, the Company received $2,561,999 in another private sale at an average price of $3.59 per share.

Note 3 - Healtheon Agreement

In September 1999 the Company entered into an agreement with Healtheon Corporation to allow under insured and uninsured healthcare consumers to register to use ATR's IPN, when (and if) it is developed, through the use of Healtheon's WebMD Internet consumer portal. The agreement provides for start up development fees to Healtheon estimated to cost $160,000. The agreement also requires payment to Healtheon of $250,000 upon a promotional announcement of ATR's IPN program on Healtheon's Internet portal, and a sharing of revenues when operational. This $250,000 is an annual service fee to be amortized over a 12 month period beginning at the commencement of operations. Operations are to begin no later than six months following acceptance of the application software or when the IPN has 100,000 primary care providers, whichever is earlier. The agreement term is three years, but subject to modification or withdrawal of services by Healtheon with certain financial penalties. In addition, revenue sharing is subject to renegotiation on an annual basis based on the date the program becomes operational.

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

During fiscal 1997, the Company changed its name to Alternative Technology Resources, Inc. and focused its efforts on its computer programmer placement business whereby it recruited experienced, qualified computer programmers primarily from the former Soviet Union, obtained necessary visas, and placed them for assignment in the United States. ATR's computer programmer placement business has not generated and currently is not generating sufficient cash flow to support operations. Further, there has been a decline in contract programming revenues caused by the non-renewal of programmer contracts from a high of 96 programmers at customer locations during fiscal year 1999 to 24 programmers as of March 31, 2000.

In line with its business strategy to focus on the establishment of an Internet medical provider network (IPN), the Company suspended recruitment for the contract programming division in December 1999 and is pursuing the conversion of individual programmer contracts to strategic partners, in those cases when the end customer does not want to hire H-1B employees, or converting programmers to be the end customer employees. In all cases the strategic partner or end customer will apply for new H-1B visas for each programmer and upon approval the programmers will be hired as their employees.

In August 1999, ATR decided to pursue the establishment of an IPN. The Company plans to use current managements experience in healthcare and information technology to offer the nation's 600,000 plus medical providers the ability to more directly link their practice via the Internet to parties that pay for medical services. ATR is initially focusing on those consumers who are under insured and the 44 million Americans who are uninsured. In September 1999, the Company entered into an agreement with Healtheon Corporation to allow under insured and uninsured consumers to register to use ATR's IPN, when it is developed, through the use of Healtheon's WebMD Internet consumer portal. In October 1999, the Company began its IPN development efforts and is currently establishing satellite offices throughout the country to facilitate the contracting of medical providers. No assurance can be given that the Company will be able to develop and market an IPN, or if developed, that it will be profitable.

PART I.   FINANCIAL INFORMATION
Item 2.   Management's Discussion and Analysis and Results of Operations

Results of Operation

Contract programming

Contract Programming Revenue. Contract programming revenue results primarily from sales of programmer services. Revenue for the three and nine month periods ended March 31, 2000 decreased $1,000,000 or 65% and $2,875,000 or 57%, respectively, over the same periods of the previous year. This decrease is due to a reduction in the average number of contract programmers working at customer sites in the periods ended March 31, 2000, compared to the same periods in the prior year. There was an average of 25 and 34 programmers at customer sites for the three and nine month periods ended March 31, 2000 compared to 77 and 87 for the same periods ended March 31, 1999. Two events in the last half of fiscal 1999 began to impact ATR's results of operations: customers moving toward utilizing individual programmers or small (2 to 4 people) programming teams rather than large programming teams, and several customers choosing to exercise a contract termination provision which allowed them to convert, for a fee, ATR's programmers to their employees. As a result, when contracts with several customers approached their termination date, they were either not renewed, renewed for a fewer number of programmers, or programmers converted to customer employees. This conversion process has been escalated by the Company during the three month period ended March 31, 2000 to enable it to focus its business strategy toward the Internet medical provider division, (see Overview above).

Contract Termination Fees. Contract termination fees are amounts received from customers when they exercise the contract provision, which allows them to convert ATR's programmer to their employee. In addition, these fees can also be received from programmers when they exercise their contract provision to terminate their relationship with the Company prior to the termination date of their contract. These fee amounts are stipulated in customer and programmer contracts, are based on the length of time remaining under the contract, and are recognized as revenue when such contract provisions are invoked. Although contract termination fees are common in the industry, the number and frequency of exercises of the "buy-out" provisions is unpredictable.

Programmer Costs. Programmer costs are the salary, and other wage and benefit costs of ATR's programmer employees. These costs decreased 65% and 59% for the three and nine month periods ended March 31, 2000 compared to the same periods last year. This decrease is primarily due to the reduction in the number of contract programmers working at customer sites as discussed above in "Contract Programming Revenue".

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

Start-up and other costs decreased $331,000 and $372,000 in the three and nine month periods ended March 31, 2000, as compared to the same periods in fiscal 1999. This decrease is due to a decrease in the number of programmers who were in the United States but not working at customer sites, none during the third quarter of fiscal 2000 compared to an average of 14 in the third quarter of fiscal 1999 and 3 in the nine months ended March 31, 2000 compared to 7 in the nine months ended March 31, 1999.

Contract Programming Gross Profit. The gross profit on contract programming revenue was 24% and 14% for the three and nine month periods ended March 31, 2000, respectively, compared to 7% and 13% for the same periods in fiscal 1999.

Increase for the 3 month period is primarily due to start up and other costs being a lower proportion of revenue in fiscal 2000 at 7% compared to fiscal 1999 at 24%. This is the result of the significant reduction of recruitment as of December 31, 1999 (see Overview above).

Product Development Costs

In October 1999 the Company began its IPN product development costs. Costs incurred consist of developing the network of healthcare providers.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses ("SG&A"). SG&A expenses for the three month period ending March 31, 2000 shows an increase of $7,000 or 2%. The nine month period shows a decrease of $81,000 or (8%) due primarily to a decrease in non-cash employee compensation related to stock grants in fiscal 1999 to the Company's former Chief Executive Officer.

Other Income (Expense)

Interest Income. Interest income is related to short term investment of cash balances and to notes receivable from employees and officers of the Company. No such investments or notes receivable existed in fiscal 1999.

PART I.   FINANCIAL INFORMATION
Item 2.   Management's Discussion and Analysis and Results of Operations


Interest Expense. Interest expense increased $56,000 in the three months ended March 31, 2000 primarily due to extending the maturity date on notes payable to stockholders. Interest expense increased $2,387,000 in the nine months ended March 31, 2000, compared to the same period in the prior fiscal year due to the benefit accruing to the note holders of amending the conversion terms of the $1,000,000 convertible note (see "Liquidity and Capital Resources").

Income Taxes

As of June 30, 1999, the Company had a net operating loss carryforward for federal and state income tax purposes of $25 million and $5 million, respectively. The federal net operating loss carryforward expires in the years 2006 through 2018 and the state net operating loss carryforward expires in 1999 through 2004. The Company expects that annual limitations on the use of loss carryforwards generated before September 13, 1993 will result in $4.1 million of net operating loss carryovers, which will not be utilized prior to the expiration of the carryover period.

Net Loss

Net loss increased $3,164,000 for the nine months ended March 31, 2000 compared to the same period in fiscal 1999 primarily due to the increase in interest expense, decrease in contract programming gross margin, and beginning IPN development efforts.

Basic and Diluted Net Loss Per Share

The Company's net loss per share has been computed by dividing net loss after deducting Preferred Stock dividends ($30,625 in each of the three months ended March 31, 2000 and 1999, and $91,875 in each of the nine months ended March 31, 2000 and 1999, respectively) by the weighted average number of shares of common stock outstanding during the periods presented. Common stock issuable upon conversion of Preferred Stock, common stock options and common stock warrants have been excluded from the net loss per share calculations as their inclusion would be anti-dilutive.

Liquidity and Capital Resources

The Company has used a combination of equity and debt financing and internal cash flow to fund operations and finance accounts receivable but has incurred operating losses since its inception.

As a result, the report of independent auditors on the Company's June 30, 1999, financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. Based on the steps the Company has taken to refocus its operations, the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern and that this plan will enable the Company to continue as a going concern through the end of quarter end March 31, 2001. However, considering, among other things, the Company's historical operating losses, the expected substantial cost to

PART I.   FINANCIAL INFORMATION
Item 2.   Management's Discussion and Analysis and Results of Operations


develop and establish the Company's IPN, and its history in the contract computer programming industry, there can be no assurance that this plan will be successfully implemented. The Company does not expect to generate positive cash flow from operations during fiscal 2000 or to be able to pay off current obligations and fund the establishment of its IPN. Therefore, as discussed further below, the Company contemplates needing to raise additional financing during fiscal 2000, the receipt of which cannot be assured.

The Company has received short-term, unsecured financing in the form of notes payable of $3,567,424 in the aggregate from two stockholders, Mr. James W. Cameron, Jr., Chairman of the Board of the Company and Dr. Max Negri. These notes bear interest at 10.25%. Effective January 1, 2000, Messrs. Cameron and
Negri extended the maturity date on all notes payable originally maturing December 31, 1999, to the earlier of December 31, 2000, or such time as the Company obtains equity financing, in return for an extension fee of 2% of the amounts extended. In addition, interest accrued on these notes as of December 31, 1999, was included in the extended principal amounts.

Although the Company has not entered into any written agreements with Messrs. Cameron or Negri, management believes, based on discussions with these two individuals, that they will continue to fund operations and extend the maturity dates of the various notes payable until at least March 31, 2001, or until such time as the Company can repay the notes. However, there can be no assurance that events may arise which may affect these stockholders' ability to finance the Company or that the Company may experience significant and unanticipated cash flow problems, which may cause these two stockholders to reconsider their investment.

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

On August 26, 1999, Mr. Cameron, the Company's majority stockholder, joined the Board of Directors and assumed the position of Chairman of the Board and Chief Executive Officer (CEO). Under Mr. Cameron's direction, ATR decided to pursue the establishment of an IPN (see Part I, Item 1, "Note 3 - Healtheon Agreement" and Part I, Item 2, "Management's Discussion and Analysis -- Overview").

In February 2000 Mr. Cameron resigned as the Company's CEO and named Jeffrey S. McCormick as his replacement. Mr. Cameron will remain active in the Company and continue as Chairman of the Board.

Since September 1999, the Company has received $1,150,347 in private sales of its common stock at an average price of $3.08 per share, and in January 2000, the Company received $2,561,999 in another private sale at an average price of $3.59 per share.

The Company has incurred operating losses since inception, which have resulted in an accumulated deficit of $39,669,716 at March 31, 2000. The Company had a working capital deficit and a stockholders' deficit of $2,054,239 each at March 31, 2000. Going forward, ATR's IPN development efforts will require substantial funds prior to generating revenues. Therefore, ATR has engaged a New York based financial and investment banking firm to assist the Company in raising $20 to $40 million through the private placement of common stock. The actual price of the common stock has yet to be determined. The placement is expected to close in the second quarter of this calendar year, however, the timing of the placement or ability to successfully complete at any level cannot be assured. If successful the proceeds from the private placement will be used to develop the Company's proposed IPN. The common stock to be issued in the proposed offering will not be registered with the SEC and may not be offered or resold in the United States without registration or an exemption from registration. Although there can be no assurance that additional financing can be obtained or that if obtained such financing will be sufficient to prevent the Company from having to materially reduce its level of operations or be forced to seek protection under federal bankruptcy laws, management of ATR believes that sufficient financing will be available until operations can be internally funded. Ultimately, ATR will need to achieve a profitable level of operations to fund growth to meet its obligations when they become due.

PART I.   FINANCIAL INFORMATION
Item 2.   Management's Discussion and Analysis and Results of Operations


Effects of Inflation

Management does not expect inflation to have a material effect on the Company's operating expense.


PART II.  OTHER INFORMATION

Items 1, 2, 3, 4, 5

None

Item 6

(a)     None

(b)     Reports on 8-K

The Company filed a Form 8-K on February 17, 2000, announcing the engagement of a New York based financial and investment banking firm to assist the Company in a proposed private placement of common stock. If successful the proceeds from the private placement will be used to develop the Company's proposed Internet medical provider network.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                                                 (Registrant)


Dated:  May 9, 2000                 /s/   EDWARD L. LAMMERDING
                                    ------------------------------------------
                                         Edward L. Lammerding
                                         Chief Financial Officer
                                         (Principal Financial Officer)