Form 10-K
period 2000-06-30
ALTERNATIVE TECHNOLOGY RESOURCES INC
filed 2000-09-26
CIK 885520

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
     (Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to ____

                         Commission file number 0-20468
                     ----------------------------------------
                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.

               (Exact name of issuer as specified in its charter)

            Delaware                                     68-0195770
   ----------------------------------                --------------------
   (State or other jurisdiction                        (IRS Employer
   of incorporation or organization)                 Identification No.)

                       629 J Street, Sacramento, CA 95814
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (916) 231-0400
                -------------------------------------------------
                (Issuer's telephone number, including area code)

             Securities registered under Section 12 (b) of the Act:

          Title of Each Class Name of Each Exchange on Which Registered
                                      None

          -----------------------------------------------------------------

              Securities registered under Section 12(g) of the Act:
                     Common Stock, par value $0.01 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State issuer's revenue for its most recent fiscal year:   $2,566,554

Aggregate market value of the Registrant's common voting stock held by non-affiliates of the Registrant on September 11, 2000 was $51,103,891 (based on the final trading price on that date).

Number of shares of Common Stock outstanding at September 11, 2000:  59,248,411

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders are incorporated by reference in Part III. The Proxy Statement will be filed within 120 days of the Company's fiscal year end.

                      Exhibit index is located on page 25.

                                     PART I

Item 1.  Business

General

     Alternative Technology Resources, Inc. was founded as 3Net Systems, Inc. in 1989 to develop and sell medical laboratory information systems. In 1996, the Company began to focus on the business of recruiting, hiring, training and placing foreign computer programmers with U.S. companies and soon changed its name to Alternative Technology Resources, Inc., hereinafter referred to as "ATR", the "Company" or "we" or "us".

     In August 1999, James W. Cameron, Jr., ATR's largest stockholder, was named Chairman and Chief Executive Officer. Under his direction the Company identified what it believes to be a significant business opportunity and began developing a business model involving the establishment of an Internet Exchange for healthcare services under the name "DoctorAndPatient." In line with its business strategy to focus on the establishment of an Internet Exchange, the Company suspended recruitment for the contract programming division in December 1999 and is pursuing the conversion of computer programmers to become the customers' employees.

     In February 2000, Jeffrey S. McCormick assumed the position of ATR's Chief Executive Officer. Mr. McCormick has significant experience in financing, managing and growing early stage development companies as a managing director of Boston-based Saturn Asset Management, Inc. Mr. McCormick has served as an advisor or director of several Internet and electronic commerce companies over the last six years. As ATR's CEO, Mr. McCormick will be responsible for all phases of development, implementation and operation of ATR's Internet Exchange. Mr. Cameron still acts as Chairman and expects to continue to play an active and substantial role in formulating ATR's business strategy and policy. Mr. Cameron and Mr. McCormick have focused ATR on using the experience of the management team in health care and information technology to establish the Internet Exchange. The development of this business has become the Company's primary focus.

     In September 1999, ATR entered into an agreement with Healtheon/WebMD Corp. to develop a web-based portal through which under insured and uninsured healthcare consumers can register to use ATR's Internet Exchange, when it is developed, through the use of the WebMD consumer portal. Through this portal, a Patient, as defined below, will be able to view Provider, as defined below, offerings and search detailed profile information for Providers that meet his or her particular needs and preferences.

Services

     At present, ATR is in the early stages of developing the Internet Exchange, currently recruiting medical doctors, medical groups, hospitals and other health care practitioners (collectively, "Providers") to offer their services, on a non-exclusive basis, to individuals and others who purchase or facilitate the purchase of health care services ("Purchasers"). The purpose of the Internet Exchange is to utilize the Internet and other technologies to provide administrative, billing and re-pricing services, as well as a direct and efficient connection between Providers and Purchasers.

     ATR will not provide health care services, but rather expects to act as an intermediary between Providers and Purchasers that should benefit both. ATR believes that eliminating the costs associated with traditional "bricks and mortar" operations, creating economies of scale, facilitating access to Providers and Purchasers, streamlining overhead costs, exploiting possibilities for functional integration, reducing errors and speeding the payment of claims should allow Purchasers to pay less and Providers to recover more of what they bill.

Overview of the Industry

         According to the Healthcare Financing Administration ("HCFA"), in 1998, health care in the United States was a $1.149 trillion dollar industry which accounted for approximately 13.5% of gross domestic product. The industry is characterized by extremely complex decision-making, high fragmentation, high barriers to entry, rising costs and slow adoption and incorporation of many information technologies. The health care industry's poor rate of investment in technological innovation has created a system rampant with inefficiencies. According to the Health Data Directory, less than 39% of private sector billing claims (including commercial, indemnity, PPO and HMO claims) were automated in 1999. Even those that are automated often have processing delays because of myriad reasons, including improper coding of information, inaccurate data on patients and improper eligibility information. Waste in the acquisition, delivery and processing of billing and payment for health services has been widely reported and documented. Our Internet Exchange has initially targeted gaps and inefficiencies in the purchasing process and in billing and claims processing systems as creating a key business opportunity.

         In its simplest form, health care requires the demand for services by individuals ("Patients") and the supply of services by Providers, which include medical doctors, hospitals, physical therapists and other health practitioners. Providers often form groups and practice associations. Purchasers include Patients and various forms of third-parties, such as HMO's, insurance companies, Medicare, Medicaid and self-insured employers, that act as purchaser and payor for services provided to Patients (collectively, "Third-Party Payors").

         In most (but far from all) instances, Patients are a member of a health services purchasing group or pool commonly offered by Third-Party Payors. The members' health coverage is described in a plan that spells out what care is fully, partially or not covered, rules relating to payment and deductibles, selection of Providers, use of specialists, required permissions, exclusions and so on. In these circumstances, Patients rarely pay Providers directly except for co-payments and deductibles that represent only a fraction of the total bill.

         Third-Party Payors pay Providers generally after considerable delay. Provider bills are reviewed by Purchasers and their managed care companies to verify Patient's eligibility, plan group membership, compliance with treatment and billing format and rules, and other plan provisions. The Provider's bill often is adjusted for violations and errors. Providers, like their Patients, often do not understand many health plans and may accept incorrect payment lowered by reductions they do not understand.

         There are a large number of variations of the above Patient-Provider-Third-Party Payor relationship - such as HMOs, PPOs, EPOs, Medicare, Medicare enrolled HMOs, Medicaid - all of which involve some combination or redistribution of some of the functions described.

         In a cash model, the Patient will pay the Provider directly. For many Americans, this simple cash model is the only one possible for all or much of their care. In many cases, these individuals may have the financial wherewithal to pay for many health services. However, Providers generally do not have the time, inclination or capability to seek out these cash Patients.

Business Description

         Through our Internet Exchange, ATR intends to take advantage of the many capabilities of the Internet and other modern information technology tools to connect Providers directly with Patients and other Purchasers. One major objective will be to eliminate confusion and all but the essential and efficient use of third parties.

         Relationship to the Provider

         ATR is developing the Internet Exchange for contracted Providers (including Provider groups) to market their services to Purchasers more efficiently. In addition, the Company believes eliminating costs and delays in the billing process should allow Providers to recover more of what they bill. In the United States, there are approximately 750,000 medical doctors, 6,000 hospitals, 539,000 licensed ancillary Providers (such as chiropractors, optometrists, physical therapists and physician assistants) and various suppliers (such as pharmacies, durable medical equipment suppliers, and transportation). ATR is currently marketing to and entering into contracts with Providers. A transaction processing fee will be added to bills received from Providers and routed to Purchasers or their intermediaries.

         Each Provider will be responsible for keeping information about its services on ATR's Internet Exchange up to date.

         Relationship to Third-Party Payors

         ATR intends to integrate the Internet Exchange with bill-pricing software so as to add efficiencies to the purchasing and processing function. We will make these additional services available to Third-Party Payors on a contractual basis. Third-Party Payors will contract with us in order to receive Providers' offered rates, and in order to lower their costs by receiving bills electronically and pre-priced. The goal of this system is to introduce additional cost certainty and to streamline the billing and payment process. We will receive a fee for transactions on our Internet Exchange. Third-Party Payors will be contractually required to pay timely and according to the review on our Internet Exchange in order to receive the benefit of reduced rates from Providers. However, we have not yet reached the critical mass of Providers we believe will be required to commence entering into these contractual relationships with Third-Party Payors.

         The revenue models for Third-Party Payors will vary depending on the nature of the Payor and on our negotiated contractual arrangements.

         Relationship to Individual Uninsured and Under Insured Purchasers

         According to a 1998 U.S. Census Bureau Estimate, in the United States today, more than 44.3 million people have no medical plan or insurance coverage. Many more have no or inadequate coverage for anything but catastrophic care, being mainly without coverage for anything but a medical disaster requiring hospitalization. Almost no plan exists that does not exclude many types of treatment. Our Internet Exchange is being developed to facilitate the provision of health services by Providers at favorable rates to interested individual uninsured or under insured Patients.

         In September 1999, ATR entered into an agreement with Healtheon/WebMD Corp. to develop a web-based portal through which Patients can procure health services. Through this portal, a Patient will be able to view Provider offerings and search detailed profile information for Providers that meet his or her particular needs and preferences.

         Patients will pay us a fee for access to Providers. We will notify the Providers and forward information obtained from the individual. The Provider and Patient will thus be connected and can make arrangements for care on a schedule that suits them.

Competition

         ATR's Internet Exchange will compete with established preferred provider organizations, integrated delivery systems and health plans and other companies offering "discount plans" to potential customers, including established and new Internet companies. These industries are intensely competitive and rapidly evolving.

         Increased competition in the industry could result in price reductions, reduced gross margins or loss of market share which could seriously harm ATR's business and operating results. ATR's success depends on the ability to market the Internet Exchange to potential Providers and third party and individual Payors and their agents. ATR believes that the principal competitive factors in this market are health and managed care expertise, data integration and transfer technology, ability to persuade Providers and Purchasers to accept new technology and new models, customer service and support and product and service fees. Competition is expected to increase in the future.

         As a new participant in the health care industry, ATR's potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and significantly greater name recognition. In addition, many of ATR's competitors have well-established relationships with ATR's current and potential customers and have extensive knowledge of the industry. Current and potential competitors have established or may establish strategic relationships among themselves or with third parties to increase the ability of their products and services to address Payor needs. These competitors may seek and obtain business method patents on portions of or all their operations, which could effectively preclude ATR from competing with the most efficient model. Also, other companies may implement a similar Internet strategy. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

Government Regulation

         The Company's operations are subject to various federal and state laws. ATR believes that its operations currently comply with such laws, but there can be no assurance that subsequent laws, or subsequent changes in current laws or legal interpretations, will not adversely affect the Company's operations.

         The confidentiality of patient records and claims data and the circumstances under which records and data may be released or must be secured for inclusion in ATR's databases may be subject to substantial regulation by state governments. These state laws govern both the disclosure and the use of confidential patient medical records. Although compliance with these laws currently is principally the responsibility of Providers and health plans, these regulations may be extended to cover the business and the claims data and other information that are included in ATR's databases. If these laws are extended to cover ATR's business, the Company may be required to expend additional resources in order to comply with these laws, including changes to the Company's security practices, and may be exposed to greater liability in the event of failure to comply with these laws.

         The  Health  Insurance  Portability  and  Accountability  Act  of  1996
("HIPAA") mandates the use by health plans of standard transactions, identifiers, security and other provisions. ATR plans to design its products and services to comply with HIPAA, but any change in federal standards would require ATR to expend additional resources. Finally, the Federal Trade Commission has become very active in investigating privacy issues on the Internet within its jurisdiction over unfair and deceptive trade practices.

         The offering of health provider services is subject to extensive regulation under state laws. Under some state laws, regulators may take the position that a registration fee for customer access to favorable fees from Providers requires meeting the requirements for licensing as a health plan or health insurer. In addition, to the extent that fees are paid by Providers, state regulators could assert that ATR's Internet Exchange is a referral agency, which requires licensing under many state laws, or that Providers are paying prohibited referral fees, which could subject the Provider or ATR to civil or criminal penalties. In addition, ATR's relationships with Third-Party Payors may require licensing or certifications in some states. Also, although ATR does not currently anticipate entering the Medicare or state Medicaid markets, similar federal regulations could adversely impact the business. Because the e-commerce business is relatively new to the provider network industry, the impact of current or future regulations is difficult to anticipate.

         In November 1999, the California Department of Corporations, Health Enforcement Division, announced that it is taking enforcement action against discount health benefit card plans conducting operations in California in violation of the Health Care Service Plan Act of 1975 (the "HCSP Act"). If it determines that a particular plan falls under its jurisdiction, the Department can issue a cease and desist order to require the plan to halt its unlawful practices, violations of which can lead to monetary penalties. In October of last year, the Department issued ATR a subpoena with respect to documents relating to ATR's relationship with Healtheon/WebMD Corp. and the potential of being a health care service plan under the Department's jurisdiction. ATR has responded to this subpoena. While ATR does not believe its Internet Exchange is within the scope of the HCSP Act, the Department may continue to require compliance with the HCSP Act, which would require substantial changes in ATR's business model. Legislation is being proposed in California to impose minimal licensing requirements on discount plans. ATR cannot predict whether this legislation will pass or whether it will ultimately apply to ATR. As ATR develops a business plan, compliance with or prohibitions by state regulations could delay or eliminate certain aspects of ATR's business or force ATR to modify its business, which could have a material adverse impact ATR's business and prospects.

         In connection with its program placing foreign computer programmers into U.S. companies, the Company must comply with the laws and regulations of the U.S. Immigration and Naturalization Service (INS). ATR has engaged the services of a business immigration lawyer to assist in the filing of all appropriate documents necessary to comply with INS requirements. While ATR and its immigration lawyer are very familiar with the current rules and regulations, there can be no assurance that the immigration laws of the United States will not be changed resulting in a potentially negative effect on the Company's ability to convert the remaining programming employees to end customer employees.

Year 2000 Issues

         The Company has not incurred and does not anticipate incurring any significant operating expenses related to year 2000 issues.

Human Resources

         At August 31, 2000, the Company had 51 employees, consisting of 22 employees located at the Company's headquarters in Sacramento, 10 foreign computer programmer employees located at customer locations, and 19 employees in satellite offices in 15 states, including California. This includes Provider

Development staff of 29 that is recruiting medical providers for contracting in 35 markets in 27 states for the Internet Exchange.

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

RISK FACTORS

         An investment in our common stock involves considerable risk. In addition to the other information contained in this annual report, you should carefully consider the following factors in evaluating an investment in the Company. This annual report contains forward-looking statements that involve risks and uncertainties. Our actual results will differ materially from the results discussed in such forward-looking statements. Factors that might cause such a difference includes those discussed below. Note that this is not an all-inclusive list of the risks to which we are subject.

We only have a limited operating history in the health care and Internet industries that investors may use to assess our future prospects.

         Although we have been an operating company in the computer programmer recruiting and placement industry for several years, we only recently began operating in the Internet and health care industries. We have not and may never generate sufficient revenues to achieve profitability in this new venture. We have limited experience addressing challenges frequently encountered by early-stage companies in the electronic commerce and health care industries. Accordingly, our limited operating history does not provide investors with a meaningful basis for evaluating an investment in us.

         The likelihood of our success must be considered in light of the potential problems, expenses, difficulties, complications and delays frequently encountered in connection with any enterprise starting a new business with a completely new business plan, particularly in new and rapidly evolving markets such as the Internet. Such risks include an evolving, untested and unpredictable business model, the creation of brand identity, the expansion or creation of competing services, the uncertainty of the acceptance of the marketing medium and the management of anticipated growth.

Our current operations are not profitable and we have a history of significant losses.

         We have experienced losses since our inception. Our net loss applicable to common stockholders for the years ended June 30, 2000 and 1999 was $4,938,141 and $839,247. We are currently winding down the operations that resulted in previous operating losses. However, there is no assurance we can develop our Internet Exchange into a profitable and sustainable business.

We may not be able to obtain additional financing.

         Although there can be no assurance, we believe that the proceeds from our recently completed offering of common stock in August 2000 and extension of due dates on Notes payable to stockholders to December 31, 2001, will be sufficient for us to develop our proposed Internet Exchange and continue our normal operations until at least June 2001. We may require additional financing to meet our capital needs and pursue our business strategy if our costs exceed projections. Additional financing, if available, may come through incurring indebtedness, mortgage financing or additional issuances of securities, including securities that may have rights senior to our common stock. Any failure to obtain additional financing on acceptable terms will have a material, adverse affect on our business, financial condition and results of operations.

         We may borrow from lenders in the future or we may issue debt securities in public or private offerings. Any adverse economic conditions could result in higher interest rates on variable rate debt, which could decrease our cash available for operations.

Our revenue growth depends on industry acceptance of our health care products and services.

         The time, expense and effort of securing customers and Providers may exceed our expectations and may harm our business and operating results. The decision to implement our products and services requires time-intensive education of both our suppliers (medical providers) and our customers of the advantages of our products and services. The failure of industry participants to accept our services and products as a replacement for traditional methods of operations could limit our revenue growth. We, therefore, will devote significant resources and incur costs without any assurance that sufficient medical providers will join our network or that prospective customers will purchase our products or services. In the event that customers will not purchase our products or services, we may have incurred substantial costs that cannot be recovered and which will not result in future revenues.

Our future revenue growth depends upon our establishment and maintenance of successful relationships with Providers and strategic partners in order to attract customers to our products and services.

         We believe that our future revenue growth depends in part upon the successful creation and maintenance of relationships with Providers, customers and strategic partners.

         As of June 30, 2000, we have established relationships with a small number of the Providers we are targeting. In order to successfully attract Purchasers, we will have to have a large number of relationships with Providers with diverse practices and over broad geographic areas. We may not be able to adequately develop relationships with the number of Providers necessary to achieve this type of coverage and those already existing relationships with Providers may not be ultimately successful.

         As of June 30, 2000, we have established only one strategic relationship, which is with Healtheon/WebMD Corp. This relationship is in an early stage of development and is nonexclusive. We may enter into additional strategic relationships in the future. Healtheon/WebMD Corp. and any potential strategic partner may offer products or services of several different companies, including products and services that compete with our products or services. Healtheon/WebMD Corp. and any potential strategic partner may be influenced by our competitors to scale back or end their relationships with us. We may not establish additional strategic relationships, and any relationships we do establish ultimately may be unsuccessful. Healtheon/WebMD Corp. and any future strategic partner may not devote adequate resources to selling our products and services.

         If we are unable to establish and maintain successful relationships with Providers or strategic partners, we may have to devote substantially more resources to the sales and marketing of our products and services.

The failure of our Providers to provide high quality services to our customers will diminish our brand value and the number of customers who use our services may decline.

         Promotion of our brand value depends on our ability to provide our customers a high quality experience for finding Providers. If our Providers do not provide our customers with high quality service, the value of our brand could be damaged and the number of customers using our services may decrease. The failure by our Providers to provide the level of health care that our customers will expect will result in low satisfaction, damage our brand name and could materially and adversely affect our business, results of operations and financial condition.

We face competition from a variety of sources.

         We will compete with established preferred provider organizations, integrated delivery systems and health plans and other companies offering "discount plans" to potential customers, including established and new Internet companies. These industries are intensely competitive and rapidly evolving.

         Increased competition in our industry could result in price reductions, reduced gross margins or loss of market share which could seriously harm our business and operating results. Our success depends on our ability to market our exchange to potential Providers and third party and individual Payors and their agents. We believe that the principal competitive factors in this market are health and managed care expertise, data integration and transfer technology, ability to persuade Providers and Purchasers to accept new technology and new models, customer service and support and product and service fees. We expect competition to increase in the future.

         We are a new participant in the health care industry. Our potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and significantly greater name recognition. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. Current and potential competitors have established or may establish strategic relationships among themselves or with third parties to increase the ability of their products and services to address Payor needs. These competitors may seek and obtain business method patents on portions of or all their operations which could effectively preclude us from competing with the most efficient model. Also, other companies may implement a similar Internet strategy. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

Failure to manage our growth effectively could harm our business and operating results.

         We recently have hired a significant number of new employees, including key executives. We will continue to add personnel to maintain our ability to grow in the future. We must integrate our new employees and key executives into a cohesive team and at the same time increase the total number of employees and train and manage our employee work force in a timely and effective manner to expand our business. We may not be able to do so successfully.

         Our growth will place significant strain upon our management and operational systems and resources. We will need to hire personnel to manage our Internet Exchange and our Purchaser and Provider relationships and we may not have the financial resources to adequately complete this expansion.

         We will need to expand our existing information systems or acquire new systems to meet the requirements of our future operations. This expansion will be capital intensive and we may not have the financial resources to adequately complete this expansion. Any expansion or replacement of our information systems may not be sufficient to meet our needs. In addition, we may experience interruptions of service as we expand these systems.

We may make acquisitions and integrating them into our business could be expensive, time consuming and may strain our resources.

         We may make acquisitions of companies which we believe have attractive technologies or distribution channels. Integrating newly acquired organizations and technologies into our company could be expensive, time consuming and may strain our resources. The health care industry is consolidating and we expect that we will face intensified competition for acquisitions. We cannot assure you that we will succeed in consummating any such strategic relationships or acquisitions, or that such transactions will ultimately provide us with the ability to offer the services described. In addition, we cannot assure you that we will be able to successfully manage or integrate any resulting business. Consequently, we may not achieve anticipated revenue and cost benefits.

Failure to retain our key executives or attract and retain qualified technical personnel could harm our business and operating results.

         Our future success significantly depends on the services and performance of our senior management, particularly by James W. Cameron, Jr., our Chairman of the Board and Jeffrey S. McCormick, our Chief Executive Officer. Our future performance will depend on our ability to motivate and retain these and other executive officers and key employees. The loss of the services of these managers or other senior management or key employees, or our inability to attract additional personnel as needed could materially adversely affect our business, financial condition, operating results and cash flows. While we generally will enter into employment agreements with our key executive officers, we may not be able to retain them.

         Qualified personnel are in great demand throughout the Internet and health care industries. Our future growth and our ability to achieve our financial and operational objectives will depend in large part upon our ability to attract and retain highly skilled technical, engineering, sales and marketing and customer support personnel. Our failure to attract and retain personnel may limit the rate at which we can expand our business, including the development of new products and services and the retention of additional customers, which could harm our business and operating results.

Our business could suffer if the integrity of our systems and the systems of those third parties we depend on are inadequate.

         We depend on third parties to develop much of the information systems for our Internet Exchange. Any failure of the systems we are developing, or those of Healtheon/WebMD Corp. or other third parties, could harm our business and operating results. Once implemented, we intend that these systems will process vast amounts of pricing and financial data and execute large numbers of payment transactions. Any delay or failure in these systems or in our ability to communicate electronically with health plans or in our ability to collect, store, analyze or process accurately pricing and financial data may result in the denial of claims, or in the delay or failure to execute payment transactions accurately. This type of denial or failure would harm our business and operating results.

         The occurrence of a catastrophic event or other system failure at our facilities, when fully built, could interrupt our operations or result in the loss or corruption of stored data. In addition, we depend on the efficient operation of Internet and network connections among our systems, Providers and health plans. These connections depend on the efficient operation of data exchange tools, Web browsers, Internet service providers and Internet and network backbone service providers. In the past, Internet users have occasionally experienced difficulties with Internet and online services due to system failures. Any disruption in Internet or network access provided by third parties could harm our business and operating results. Further, we are dependent on hardware suppliers for prompt delivery, installation and service of equipment used to deliver our services.

Our business and reputation may be harmed if we are unable to protect the privacy of our confidential health information.

         Our information systems and Internet communications may be vulnerable to damage from physical break-ins, computer viruses, programming errors, attacks by computer hackers and similar disruptive problems. A user who is able to access our computer or communication systems, when developed, could gain access to confidential health information of individuals or our own confidential information. A material security breach could harm our business and our reputation or could result in liability to us. Therefore, it is critical that our facilities and infrastructure are secure. The occurrence of any of these events could result in the interruption, delay or cessation of our services, which could harm our business or operating results. Further, our reputation may suffer if third parties were to obtain this information and we may be liable for this disclosure. Any effect on our reputation or any liability for any disclosure could harm our business and operating results.

Our future revenue growth depends in part on increasing use of the Internet and on the growth of e-commerce.

         Rapid growth in the use of the Internet is a recent phenomenon. As a result, its acceptance and use may not continue to develop at historical rates and a sufficiently broad base of business customers and individual customers may not adopt or continue to use the Internet as a medium of commerce. Demand and market acceptance for recently introduced products and services over the Internet are subject to a high level of uncertainty, and there exist few proven products and services.

         Our future profitability depends, in part, upon increased Payor and Provider demand for additional Internet and e-commerce solutions that we are in the process of developing or may develop in the future.

Rapidly changing technology may impair our financial performance.

         We may encounter difficulties responding to technological changes that could delay our introduction of products and services and we may not be able to respond to these changes in a timely and cost-effective manner. Our business depends upon the use of software, hardware, networking and Internet technology and systems. These technologies and systems are rapidly evolving and are subject to rapid change and obsolescence. As these technologies mature, we must be able to quickly and successfully modify our products and services to adapt to this change. We may encounter difficulties that could delay or harm the performance of our products or services. We may not be able to respond to technological changes in a timely and cost-effective manner. In addition, our competitors may develop technologically superior products and services. Further, data formatting and claims rules within a particular health plan, or within the health plan industry as a whole, may change and may require substantial and expensive re-engineering of claims data and adjustment of the tools we use to process this claims data.

We may be unable to adequately protect our intellectual property rights.

         We will rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property. These protections may not be sufficient, and they do not prevent independent third-party development of competitive products or services. Further, the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. We currently only have registered the name "DoctorAndPatient.com" as an Internet domain name and have not yet sought trademark protection for this name.

         We enter into agreements with our employees giving us proprietary rights to certain technology developed by such employees while employed by us; however, we cannot be sure a court will enforce these agreements. In addition, we may be inadequately protected against the use of technology developed by employees who have not entered into such agreements.

         A failure or inability to protect our intellectual property could have a material adverse effect on our business, financial condition and results of operations.

State, federal and local laws regarding confidentiality and security of health information could harm our business and operating results.

         The confidentiality of patient records and claims data and the circumstances under which records and data may be released or must be secured for inclusion in our databases may be subject to substantial regulation by state governments. These state laws govern both the disclosure and the use of confidential patient medical records. Although compliance with these laws currently is principally the responsibility of Providers and health plans, these regulations may be extended to cover our business and the claims data and other information that we include in our databases. If these laws are extended to cover our business, we may be required to expend additional resources in order to comply with these laws, including changes to our security practices, and may be exposed to greater liability in the event we fail to comply with these laws.

         The  Health  Insurance  Portability  and  Accountability  Act  of  1996
("HIPAA") mandates the use by health plans of standard transactions, identifiers, security and other provisions. We plan to design our products and services to comply with HIPAA, but any change in federal standards would require us to expend additional resources. Finally, the Federal Trade Commission has become very active in investigating privacy issues on the Internet within its jurisdiction over unfair and deceptive trade practices.

State laws and regulations concerning the marketing of health provider services over the Internet could harm our business and operating results.

         The offering of health provider services is subject to extensive regulation under state laws. Under some state laws, regulators may take the position that a registration fee for customer access to favorable fees from Providers requires us to meet the requirements for licensing as a health plan or health insurer. In addition, to the extent that fees are paid by Providers, state regulators could assert that our business is a referral agency, which requires licensing under many state laws, or that Providers are paying prohibited referral fees, which could subject the Provider or us to civil or criminal penalties. In addition, our relationships with Third-Party Payors may require us to be licensed or certified in some states. Also, although we do not currently anticipate entering the Medicare or state Medicaid markets, similar federal regulations could adversely impact our business. Because the e-commerce business is relative new to the provider network industry, the impact of current or future regulations is difficult to anticipate.

         In November 1999, the California Department of Corporations, Health Enforcement Division ("Department"), announced that it is taking enforcement action against discount health benefit card plans conducting operations in California in violation of the Health Care Service Plan Act of 1975 (the "HCSP Act"). If it determines that a particular plan falls under its jurisdiction, the

Department can issue a cease and desist order to require the plan to halt its unlawful practices, violations of which can lead to monetary penalties. In October 1999, the Department issued us a subpoena with respect to documents relating to our relationship with Healtheon/WebMD Corp. and our potential of being a health care service plan under the Department's jurisdiction. We have responded to this subpoena. While we do not believe our Internet Exchange is within the scope of the HCSP Act, the Department may continue to require our compliance with the HCSP Act, which would require substantial changes in our business model. Legislation is being proposed in California to impose minimal licensing requirements on discount plans. We cannot predict whether this legislation will pass or whether it will ultimately apply to us. As we develop our business plan, compliance with or prohibitions by state regulations could delay or eliminate certain aspects of our business or force us to modify our business, which could have a material adverse impact our business and prospects.

Internet commerce has yet to attract significant regulation, but government regulations may result in administrative monetary fines, penalties or taxes that may reduce our future earnings.

         There are currently few laws or regulations that apply directly to the Internet. Because our business is dependent on the Internet, the adoption of new (or applications of existing) local, state, national or international laws or regulations may decrease the growth of Internet usage or the acceptance of Internet commerce which could, in turn, decrease the demand for our services and increase our costs or otherwise have a material adverse effect on our business, results of operations and financial condition. For example, the FTC began an antitrust inquiry into an online marketplace for auto parts, possibly relating to whether there might be illegal coordination among suppliers. Because our Internet Exchange is an online marketplace, our business might be affected by the results of this inquiry or other antitrust concerns about online marketplaces involving competitors. We expect to structure our Internet Exchange in compliance with applicable antitrust law.

         Tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce. New state tax regulations may subject us to additional state sales, use and income taxes.

Other state, federal and local laws could harm our business and operating results.

         State, federal or local laws could harm our business and operating results by requiring us to change the way we provide services and increase our cost of performing services. Further, these laws could restrict our ability to develop our business as we may plan. The health care industry is highly regulated by federal, state and local laws. The application of existing laws, or the implementation of new laws, applicable to our business could harm our business and operating results.

We face a risk of litigation.

         We have been involved in several significant litigation matters in our history. Although as of June 30, 2000, we are not involved in any legal proceedings, no assurances can be given that additional legal proceedings will not be initiated against us. In addition, involvement in litigation will require us to spend time and pay expenses to defend ourselves, which will have an adverse effect on our operations and financial condition and results. The health care and Internet industry that we are entering into may cause us to face an increased risk of litigation, especially if we enter the consumer market.

Our insurance may not provide adequate levels of coverage against claims.

         We may be the subject of claims which are uninsurable, such as punitive damages, or for which we cannot purchase insurance. We may not be able to maintain adequate insurance to cover all insurable claims that we may face in the future. If we are the subject of a claim or sustain a loss that is not covered by insurance, our business, financial condition, results of operations and cash flow would be adversely affected.

Your investment in us may not be liquid.

         Our common stock price is volatile and could be impacted by fluctuating results in the future and by general market conditions. Our common stock is quoted and traded on the OTC Bulletin Board and the public market for our common stock has been limited, sporadic and highly volatile. Between July 1, 1999 and June 30, 2000, the closing price of a share of our Common Stock ranged from a low of $0.25 to a high of $10.44. There can be no assurance that a more active trading market for our common stock will develop or be sustained.

         Any fluctuations in our operating results could subject the market price of our common stock to rapid and unpredictable change. Our expenses will be high and fixed in the short term and are based in part on our expectations of future revenues, which may vary significantly and depend significantly on market acceptance of our product and the Internet in general for locating Providers and for purchasing health care services. If we do not achieve expected revenue targets, we may be unable to reduce our spending quickly enough to offset any revenue shortfall which could harm our business and operating results. Further, any decision by a customer to cancel our services may cause significant variations in operating results in a particular quarter and could result in losses for that quarter. As we secure larger customers, any cancellation of services by a larger customer likely would result in larger fluctuations in operating results than historically experienced.

         Other factors that may cause these fluctuations include:

o    the number and nature of new customers of health care services;
o costs associated with strategic acquisitions and alliances or investments in technology;
o    expenses incurred for geographic and service expansion; and
o    acquisitions of our customers by other companies.

Other market factors may adversely impact the market price of our common stock.

         The stock markets have recently experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many companies, including many companies in our industry, and that have been unrelated or disproportionate to the operating performance of such companies. Such fluctuation may adversely affect the market price of our common stock, our ability to raise additional capital and your ability to liquidate your investments at a favorable price. In addition, general economic, political and market conditions such as recessions, interest rate fluctuations or international currency exchange rate fluctuations, may adversely affect the market price of the common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such company. Any such litigation, if instituted, could result in substantial costs and divert management's attention and resources, which could have a material adverse effect on our business, results of operations and financial condition.

         Other factors may contribute to this volatility, including:

o announcements of new products and services our competitors and customer acceptance of such new products and services,
o    changes in the information technology environment,

o    announcements of mergers or acquisitions by our competitors,
o fluctuations in the market price of our competitors' publicly-traded stock, and
o adoption of new accounting standards affecting our industry, and general market conditions and other factors.

Our executive officers and existing stockholders will retain significant control.

         Our executive officers, directors and holders of over five percent (5%) of our common stock and their affiliates beneficially own approximately 83.0% of the outstanding shares of common stock as of September 11, 2000. As a result, if these holders act as a group, they may be able to control us and direct our affairs, including the election of directors and approval of significant corporate transactions without approval by the other shareholders. This concentration of ownership also may delay, defer or prevent a change in control of our company, and make some transactions more difficult or impossible without the support of these stockholders. These transactions might include proxy contests, mergers, tender offers, open market purchase programs or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price of our common stock.

Our stock price may be affected by the availability of shares for sale in the near future, and the future sale of large amounts of our stock, or the perception that such sales could occur, could negatively affect our stock price.

         On August 28, 2000, we completed the sale of $10 million of our common stock at $3.00 per share resulting in the issuance of 3,333,334 shares of our common stock. Proceeds net of offering costs are expected to be approximately $9,600,000.

         On September 11, 2000, we agreed with one of the note holders of Notes payable to stockholders to extend the due date on notes totaling $2,288,815 including interest, in consideration of such notes becoming convertible promissory notes. The convertible promissory notes are convertible into common stock at $3.00 per share at the note holder's option.

         Also on September, 11, 2000, we agreed with the Series D Preferred stockholders to exchange all their outstanding Series D shares and $475,915 in accrued preferred stock dividends into 566,972 shares of common stock based on a purchase price of $3.00 per common share.

         In addition, the exercise of any outstanding options or warrants could dilute the net tangible book value of our common stock. Further, the holders of such options and warrants may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. The
Company has reserved 10,972,473 as of September 11, 2000 for issuance of outstanding stock options and warrants.

         The market price of our common stock could drop as a result of sales of a large number of shares of common stock in the market that were acquired in the private placement and common stock that may be issued upon the exercise of our outstanding warrants, options, and convertible promissory notes.

Future issuances of preferred stock could reduce the value of our common stock.

         We are authorized to issue up to 1,200,000 shares of our preferred stock. The preferred stock may be issued in one or more series, on such terms and with such rights, preferences and designations as our board of directors may determine, without action by stockholders. The issuance of any preferred stock could adversely affect the rights of the holders of common stock, and therefore reduce the value of the common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party, thus making it more difficult for a third party to acquire a majority of our outstanding voting stock. We have no current plans to issue more shares of preferred stock.

We have not paid dividends, and expect to retain our earnings for the foreseeable future.

         We have not paid cash dividends on our common stock since our inception. We do not intend to pay cash dividends on our common stock in the foreseeable future so that we may reinvest earnings, if any, in the development of our business.

Item 2.  Description of Property

          ATR's headquarters are located in Sacramento, California. The Company occupies approximately 5,200 square feet of office space, which it leases from Mr. James W. Cameron, Jr. ("Cameron"), the Company's Chairman of the Board and majority shareholder, for a monthly rent of $11,434. A February 1, 2000 addendum to the lease extended the expiration of the lease to January 1, 2004.

Item 3.  Legal Proceedings

         The Company is not currently a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted during the quarter ended June 30, 2000 to a vote of security holders.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         ATR's common stock is quoted on the OTC Bulletin Board under the symbol "ATEK." Transactions in ATR's common stock are subject to the "penny stock" disclosure requirements of Rule 15g-9 under the Exchange Act.

         The table below sets forth the high and low closing prices for the common stock of the Company for each of the last eight quarters.


           Period                                 High                  Low
-----------------------------------              -------               -----
Quarter ended September 30, 1998                  $1.03                $0.44
Quarter ended December 31, 1998                   $0.50                $0.28
Quarter ended March 31, 1999                      $0.75                $0.28
Quarter ended June 30, 1999                       $0.75                $0.38

Quarter ended September 30, 1999                  $5.53                $0.25
Quarter ended December 31, 1999                   $4.44                $1.88
Quarter ended March 31, 2000                      $10.44               $4.13
Quarter ended June 30, 2000                       $7.75                $3.00

         As of September 11, 2000, the Company had approximately 214 holders of its shares of common stock, excluding holders of the Company's common stock held in street name.

Dividend Policy

         The Company has never paid a cash dividend on its common stock and does not anticipate paying cash dividends on its common stock in the foreseeable future. ATR's Series D Preferred Stock carries a cumulative dividend of $0.60 per share per year, which has been accrued beginning July 1, 1994, and is payable quarterly to the extent permitted by law. On September 11, 2000, and in connection with the exchange of 204,167 shares Series D preferred stock with a liquidation value of $6.00 per share for 408,334 shares of common stock based on a per share price of $3.00 per share, the Company declared accrued dividends of $759,110 in the aggregate. Of the $759,110 in accrued dividends, two of the Series D preferred stockholders agreed to accept 158,638 shares of common stock for $475,915 in accrued dividends based on a $3.00 per share value.

         Its Board of Directors on the basis of various factors, including the Company's results of operations, financial condition, capital requirements and other relevant factors, will determine ATR's future dividend policy.

Item 6.  Selected Financial Data

         The following table presents a summary of unaudited selected financial data for each of the five years ended June 30, 2000. Basic and diluted net loss per share data and shares used in per share calculations have been adjusted for the year ended June 30, 1996 to reflect our one-for-ten consolidation of the Company's outstanding common stock which became effective on December 2, 1996; and certain reclassifications have been made to financial data in years ended June 30, 1996 through 1999 to conform with the June 30, 2000 presentation.



                                                                                  Years Ended June 30
                                                       -----------------------------------------------------------------------------
                                                             1996            1997          1998            1999              2000
                                                       --------------  --------------  --------------  -------------   -------------

Statement of Operations Data:

Contract programming revenue                           $  1,280,303    $  2,018,064    $  5,250,002    $  6,340,235    $  2,561,101
Contract programming gross profit (loss)                    301,908         (74,275)        530,379       1,030,893         422,062
Product Development Costs                                        --              --              --              --      (1,154,244)
Selling, general and administrative                       1,313,116       1,160,015       1,336,342       1,223,539       1,276,726
                                                         (1,695,096)       (990,579)       (805,963)       (192,646)     (2,008,908)
Loss from operations
Total other income (expense)                               (152,716)        342,392        (437,981)       (524,101)     (2,806,733)
                                                         (1,847,812)       (648,187)     (1,243,944)       (716,747)     (4,815,641)
Net loss
Preferred stock dividends in arrears                       (122,500)       (122,500)       (122,500)       (122,500)       (122,500)
Net loss applicable to common stockholders               (1,970,312)       (770,687)     (1,366,444)       (839,247)     (4,938,141)
Basic and diluted net loss per share                   $      (0.12)   $      (0.03)   $      (0.05)   $      (0.03)   $      (0.10)
Shares used in per share calculations                    16,124,056      25,369,315      25,964,142      26,127,730      50,329,614

Balance Sheet Data:


                                                                                  Years Ended June 30
                                                       -----------------------------------------------------------------------------
                                                             1996            1997          1998            1999              2000
                                                       --------------  --------------  --------------  -------------   -------------

Total assets                                           $    366,347    $    298,142    $    837,353    $    599,440    $  2,502,703
Long-term obligations                                       738,752       2,787,262       4,006,565       4,258,090       3,567,424
Accrued preferred stock dividends                           245,000         367,500         490,001         612,501         735,001
Redeemable Preferred Stock, Series D                   $  1,225,002    $  1,225,002    $  1,225,002    $  1,225,002    $  1,225,002



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

         The following discussion provides information to facilitate the understanding and assessment of significant changes in trends related to the financial condition of the Company and its results of operations. It should be read in conjunction with the audited financial statements and footnotes appearing elsewhere in this annual report.

Results of Operation

Year ended June 30, 2000 compared to year ended June 30, 1999

Contract Programming

         Contract Programming Revenue. Contract programming revenue results primarily from sales of programmer services. Revenues decreased $3,779,000 or 60% in fiscal year 2000 compared to fiscal year 1999. This decrease is due to a reduction in the monthly average number of contract programmers working at customer sites in fiscal year 2000 compared to fiscal year 1999. There was an average of 31 contract programmers at customer sites for fiscal year 2000 compared an average of 82 in fiscal year 1999. Two events in the last half of fiscal year 1999 began to impact ATR's results of operations: customers moved toward utilizing individual programmers or small (2 to 4 people) programming teams rather than large programming teams, and several customers chose to exercise a contract termination provision which allowed them to convert, for a fee, ATR's programmers to their employees. As a result, when contracts with several customers approached their termination date, they were either not renewed, renewed for a fewer number of programmers, or programmers converted to customer employees. The Company has escalated this conversion process during fiscal year 2000 to enable it to focus its business strategy towards developing its Internet Exchange for healthcare services, (see Part I, Item 1, "Description of Business").

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

         Programmer Costs. Programmer costs are the salary and other wage and benefit costs of ATR's programmer employees. These costs decreased by $2,769,000 or 61% in fiscal year 2000 compared to fiscal year 1999. This decrease is primarily due to the reduction in the number of contract programmers working at customer sites as discussed above in "Contract Programming Revenue".

         Start-up and Other Costs. Start-up and other costs are the costs of recruiting, training, and travel for programmer employees coming to the United States the first time, relocation costs within the United States, and legal and other costs related to obtaining and maintaining compliance with required visas, postings and notifications.

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

         ATR expenses start-up and other costs as incurred, which results in timing differences between the incurring of current expense and recognition of resulting future revenue. Such differences may be particularly evident in ATR's case because of its relatively small revenue base. The effect may be particularly noticeable whenever the timing of placement of employees is such that the major start-up costs occur late in one reporting period and the revenues appear in subsequent periods.

         Start-up and other costs decreased $649,000 or 62% in fiscal year 2000 as compared to fiscal year 1999. This decrease is due to a decrease in the number of programmers who were in the United States but not working at customer sites. In fiscal year 2000 there was an average of 2 programmers per month temporarily unassigned compare to 8 in fiscal year 1999.

         Contract Programming Gross Profit. The gross profit on contract programming revenue was 16% for fiscal year 2000 and 12% (before contract termination fees) for fiscal year 1999. The increase for fiscal year 2000 is primarily due to the programmer employees retained during fiscal year 2000 being at a lower salary level than programmers employed in fiscal year 1999 and to suspension of recruitment in fiscal year 2000. Product Development Costs

         In October 1999 the Company began incurring costs to develop its Internet Exchange. Costs incurred are primarily the salary and other wage and benefit costs of ATR's employees involved in recruiting the network of healthcare providers.

Selling, General and Administrative Expenses

         SG&A expense increased $53,000 or 4% in fiscal year 2000 compared to fiscal year 1999 primarily due to start-up development fees payable to Healtheon/WebMD Corp.

Other Income (Expense)

         Interest Income. Interest income increased $88,000 in fiscal year 2000 primarily due to short term investment of cash balances and to notes receivable from employees and officers of the Company. No such investments or notes receivable existed in fiscal year 1999.

         Interest Expense. Interest expense increased $2,370,000 in fiscal year 2000 compared to fiscal year 1999 due to the benefit accruing to the note holders from amending the conversion terms of the $1,000,000 convertible note. (See "Liquidity and Capital Resources").

Income Taxes

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109. As of June 30, 2000, the Company had a net operating loss carryforward for federal and state income tax purposes of $30 million and $13 million, respectively. The federal net operating loss carryforward expires in the years 2006 through 2019 and the state net operating loss carryforward expires in 2000 through 2005. In connection with the Company's initial public offering, a change of ownership (as defined in Section 382 of the Internal Revenue Code of 1986, as amended), occurred. As a result, the Company's net operating loss carryforwards generated through August 10, 1992 are subject to an annual limitation of approximately $300,000.

         In 1993, a controlling interest of the Company's stock was purchased, resulting in a second annual limitation of approximately $398,000 on the Company's ability to utilize net operating loss carryforwards generated between August 11, 1992, and September 13, 1993. The Company expects that the aforementioned annual limitations will result in $4.5 million of net operating loss carryovers, which will not be utilized prior to the expiration of the carryover period.

Net Loss

         Net loss increased to $4,815,641 in fiscal year 2000 from $716,747 in fiscal year 1999 primarily due to product development costs of ATR's Internet Exchange and increased interest expense.

Basic and Diluted Net Loss Per Share

         The Company's net loss per share has been computed by dividing net loss after deducting Preferred Stock dividends ($122,500 in each of the fiscal years 2000 and 1999) by the weighted average number of shares of common stock outstanding during the periods presented. Common stock issuable upon conversion of Preferred Stock, common stock options and common stock warrants have been excluded from the diluted net loss per share calculations as their inclusion would be anti-dilutive. Net loss per share increased as a result of a greater loss partially offset by a greater weighted average number of shares in fiscal year 2000 compared to fiscal year 1999.

Year ended June 30, 1999 compared to year ended June 30, 1998

Contract Programming

         During the last half of fiscal 1999, two events impacted ATR's results of operations: customers moving toward utilizing individual programmers or small (2 to 4 people) programming teams rather than large programming teams, and several customers choosing to exercise a contract provision which allowed them to convert ATR's programmers to their employees. As a result, when contracts with several customers approached their termination date, they were either not renewed, renewed for a fewer number of programmers, or programmers converted to customer employees. Therefore, in the last half of fiscal 1999, the monthly average number of programmers at customer sites dropped to 70 from the 93 monthly average in the first half of fiscal 1999 and 88 in the last half of fiscal 1998; and the number of programmers pending a customer assignment increased to a monthly average of 13 in the second half of fiscal 1999 from the 3 monthly average in the first half of fiscal 1999 and the last half of fiscal 1998. Although the gross margin (excluding contract termination fees) for the second half of fiscal 1999 was only 7.7%, it was 15.9% in the first half of fiscal 1999, and 12.3% for the full fiscal year 1999 compared to 10.1% for fiscal 1998.

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

Selling, General and Administrative Expenses

         SG&A expense decreased $113,000 or 8% in fiscal 1999 compared to fiscal 1998 primarily due to a decrease in non-cash employee compensation related to stock grants to Mr. W. Robert Keen.

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

         In 1993, a controlling interest of the Company's stock was purchased, resulting in a second annual limitation of $398,000 on the Company's ability to utilize net operating loss carryforwards generated between August 11, 1992, and September 13, 1993. The Company expects that the aforementioned annual limitations will result in $4.1 million of net operating loss carryovers which may not be utilized prior to the expiration of the carryover period.

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

Liquidity and Capital Resources

         Traditionally, the Company has used a combination of equity and debt financing and internal cash flow to fund operations and finance accounts receivable but has incurred operating losses since its inception, which has resulted in an accumulated deficit of $40,632,218 at June 30, 2000. In addition, at June 30, 2000 the Company had a stockholders' deficit of $2,974,406.

         The Company has received short-term, unsecured financing to fund its operations in the form of notes payable of $3,567,424 as of June 30, 2000, from Mr. Cameron and another stockholder. These notes bear interest at 10.25%. On January 1, 2000, Mr. Cameron and the other stockholder extended the maturity date on all notes payable originally maturing December 31, 1999, to the earlier of December 31, 2000, or such time as the Company obtains equity financing, in return for an extension fee of 2% of the amounts extended. In addition, interest accrued on these notes as of December 31, 1999, was included in the extended principal amounts. On September 11, 2000, the Company agreed with Mr. Cameron to extend the due date on notes payable to him until December 31, 2001 in exchange for an extension fee of 2%. These extended notes total $1,511,634, including accrued interest and extension fees, and bear interest at 10.25% per annum. Also on September 11, 2000, the Company agreed with the other note holder to extend the due date of his notes until December 31, 2001 in consideration of such notes becoming convertible promissory notes. The convertible promissory notes total $2,288,815, including accrued interest, bear interest at 10.25% per annum and are convertible into common stock at $3.00 per share at the note holder's option.

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

The Company received $3,712,348 in private sales of its common stock at an average price of $3.42 per share during fiscal year 2000.

         ATR's Internet Exchange development efforts will require substantial funds prior to generating revenues. Therefore, ATR engaged a New York based financial and investment banking firm to assist the Company in raising capital. On August 28, 2000, the Company sold $10 million of its common stock at $3.00 per share. The proceeds from the private placement will be used to develop the Company's proposed Internet Exchange and are expected to be sufficient to meet ATR's working capital needs through at least the next fiscal year. The Company's Chief Executive Officer and related entities purchased 2,333,335 shares of the Company's common stock in the private placement. Because the purchase price of such stock was less than the public trading price on the date of purchase, the Company expects to record compensation expense of approximately $1,458,332 in the first fiscal quarter ending September 30, 2000.

         Based on the steps the Company has taken to refocus its operations and obtain additional financing, the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern, and that this plan will enable the Company to continue as a going concern through at least the end of fiscal 2001. However, there can be no assurance that this plan will be successfully implemented.

Effects of Inflation

         Management does not expect inflation to have a material effect on the Company's operating expenses.

Item 7A.   A Quantitative and Qualitative Disclosures About Market Risk

         The Company has long-term debt in the aggregate amount of $3,567,424 as of June 30, 2000 to two stockholders of the Company. The debt bears interest at 10.25% per annum and is due December 31, 2000. On September 11, 2000, the Company agreed with Mr. Cameron to extend the due date on notes payable to him until December 31, 2001 in exchange for an extension fee of 2%. These extended notes total $1,511,634, including accrued interest and extension fees, and bear interest at 10.25% per annum. Also on September 11, 2000, the Company agreed with the other stockholder to extend the due date of his notes until December 31, 2001 in consideration of such notes becoming convertible promissory notes. The convertible promissory notes total $2,288,815, including accrued interest, bear interest at 10.25% per annum and are convertible into common stock at $3.00 per share at the note holder's option. The Company does not believe that any change in interest rates will have a material impact on the Company during fiscal 2001. Further, the Company has no foreign operations and therefore is not subject to foreign currency fluctuations.

Item 8.  Financial Statements and Supplementary Data

         The financial statements of the Company, including the notes thereto and report of the independent auditors thereon, are attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

PART III

Item 10. Directors and Executive Officers of the Company

         The information required by this item is incorporated by reference to the Captions "Election of Directors ", "Further Information concerning the Board of Directors " and "Section 16(a) Information" of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed within 120 days of the of the Company's fiscal year end.

Item  11.  Executive Compensation

         The information required by this item is incorporated by reference to the Caption "Executive Compensation" of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed within 120 days of the Company's fiscal year end.

Item  12.  Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is incorporated by reference to the Caption "Principal Stockholders" of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed within 120 days of the Company's fiscal year end.

Item 13.  Certain Relationships and Related Transactions

         The information required by this item is incorporated by reference to the Caption "Certain Relationships and Related Transactions" of the Company's definitive Proxy Statement which will be filed within 120 days of the Company's fiscal year end.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

10.5+ Stock Purchase  Warrant  issued to William T. Manak on April 6, 1994,  for the purchase of 57,286 shares [restated to reflect one-for-ten consolidation of the Company's outstanding common stock effective December 2, 1996] of the Registrant's common stock (incorporated by reference to Exhibit 10.34 to Form 10-KSB for the fiscal year ended June 30, 1994).

10.6 Stock Purchase Warrant issued to Dennis L. Montgomery on April 6, 1994 for the purchase of 12,500 shares [restated to reflect one-for-ten consolidation of the Company's outstanding common stock effective December 2, 1996] of the Registrant's common stock (incorporated by reference to Exhibit 10.35 to Form 10-KSB for the fiscal year ended June 30, 1994).

10.7 Stock Purchase Warrant issued to Dennis L. Montgomery on April 6, 1994, for the purchase of 58,000 shares [restated to reflect one-for-ten consolidation of the Company's outstanding common stock effective December 2, 1996] of the Registrant's common stock (incorporated by reference to Exhibit 10.36 to Form 10-KSB for the fiscal year ended June 30, 1994).

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

10.25 Note ayable between the Registrant and James W. Cameron, Jr., as an individual, dated February 7, 1997 (incorporated by reference to Exhibit
     10.67 to Form 10-QSB for the quarter ended December 31, 1996).

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

10.36 Fifth Addendum to Lease between James W. Cameron, Jr., and the Registrant, effective January 1, 2000 (incorporated by reference to Exhibit 10.36 to Form 10-KSB for the year ended June 30, 2000).

10.37 Healtheon Customer Agreement effective September 16, 1999.

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

 Dated:   September 22, 2000             ALTERNATIVE TECHNOLOGY RESOURCES, INC.




                                         By   /S/ JEFFREY S. MCCORMICK.
                                                  --------------------------
                                                  Jeffrey S. McCormick.
                                                  Chief Executive Officer


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 Signature                             Title                      Date




 /S/ JAMES W. CAMERON, JR.      Chairman of the Board         September 22, 2000
---------------------------     and Director
 James W. Cameron, Jr.




 /S/ W. ROBERT KEEN             Director                      September 22, 2000
--------------------------
 W. Robert Keen


 /S/ EDWARD L. LAMMERDING       Chief Financial Officer       September 22, 2000
--------------------------      and Director,
 Edward L. Lammerding           (Principal Financial Officer)



 /S/ THOMAS W. O'NEIL, JR.      Director                      September 22, 2000
---------------------------
 Thomas W. O'Neil, Jr.

                          INDEX TO FINANCIAL STATEMENTS

                     Alternative Technology Resources, Inc.




                                                                                                        Page

Report of Ernst & Young LLP, Independent Auditors........................................................F-1
Balance Sheets as of June 30, 2000 and 1999..............................................................F-2
Statements of Operations for the Years Ended June 30, 2000, 1999 and 1998................................F-3
Statements of Stockholders' Deficit for the Years Ended June 30, 2000, 1999 and 1998.....................F-4
Statements of Cash Flows for the Years Ended June 30, 2000, 1999 and 1998................................F-5
Notes to Financial Statements............................................................................F-7


                Report of Ernst & Young LLP, Independent Auditors



The Board of Directors and Stockholders
Alternative Technology Resources, Inc.

We have audited the accompanying balance sheets of Alternative Technology Resources, Inc. as of June 30, 2000 and 1999, and the related statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alternative Technology Resources, Inc. at June 30, 2000 and 1999, and the results of its operations, stockholder's deficit and its cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States.


                                                  /s/   ERNST & YOUNG LLP



Sacramento, California

August 17, 2000 except for the first, second and third paragraphs of Note 8, as to which the dates are August 28, 2000, September 11, 2000 and September 11, 2000 respectively.

                     Alternative Technology Resources, Inc.

                                 Balance Sheets

                                                                                                   June 30,
                                                                                            2000               1999
                                                                                     ------------------- ------------------
                                      Assets
Current assets:
  Cash and cash equivalents                                                          $       1,909,421   $          32,642
  Trade accounts receivable                                                                     98,128             472,136
  Accounts and notes receivable from employees and officers                                          -              88,956
  Other current assets                                                                          84,183               5,706
                                                                                     ------------------- ------------------
Total current assets                                                                         2,091,732             599,440
                                                                                     ------------------- ------------------
Property and equipment:
  Equipment and software                                                                       175,415             148,445
  Accumulated depreciation and amortization                                                    (14,444)           (148,445)
                                                                                     ------------------- ------------------
  Property and equipment, net                                                                  160,971                   -
                                                                                     ------------------- ------------------
 Prepaid annual service fee                                                                    250,000                   -
                                                                                     ------------------- ------------------
                                                                                     $       2,502,703   $         599,440
                                                                                     =================== ==================
                         Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable and accrued interest payable to stockholders                      $         613,630   $         761,541
  Notes payable to directors                                                                    23,324              41,609
  Trade accounts payable                                                                        97,205              84,294
  Accrued payroll and related expenses                                                         167,507             304,287
  Accrued preferred stock dividends                                                            735,001             612,501
  Other current liabilities                                                                    273,018             124,593
                                                                                     ------------------- ------------------
Total current liabilities                                                                    1,909,685           1,928,825
                                                                                     ------------------- ------------------

Notes payable to stockholders                                                                3,567,424           4,258,090
                                                                                     ------------------- ------------------
Commitments and contingencies (Notes 1, 3, 4 and 6)

Stockholders' deficit:
  Convertible   preferred   stock,   $6.00   par   value  -   1,200,000   shares
authorized,204,167 shares designated Series D issued and
outstanding; liquidation preference value of $1,960,003 at June 30, 2000                     1,225,002           1,225,002

Common stock, $0.01 par value - 100,000,000 shares authorized;
     55,329,605 shares issued and outstanding at June 30, 2000 (26,169,728 at
     June 30, 1999)                                                                            553,297             261,697
 Additional paid-in capital                                                                 35,879,513          28,742,403
 Accumulated deficit                                                                       (40,632,218)        (35,816,577)
                                                                                     ------------------- ------------------
Total stockholders' deficit                                                                 (2,974,406)         (5,587,475)
                                                                                     ------------------- ------------------
                                                                                     $       2,502,703   $         599,440
                                                                                     =================== ==================
See accompanying notes.



                     Alternative Technology Resources, Inc.

                            Statements of Operations

                                                                         Years Ended June 30,
                                                          2000                   1999                  1998
                                                     ---------------       ----------------       ---------------
Contract Programming:
 Contract programming revenue                         $  2,561,101           $  6,340,235           $  5,250,002
 Contract termination fees                                   5,453                253,179                     --
 Programmer costs                                       (1,745,011)            (4,513,673)            (3,860,641)
 Start-up and other costs                                 (399,481)            (1,048,848)              (858,982)
                                                     ---------------        ----------------       ---------------
Contract programming gross profit                          422,062              1,030,893                530,379

Product development costs                               (1,154,244)                    --                     --

Selling, general and administrative                     (1,276,726)            (1,223,539)            (1,336,342)
                                                     ---------------        ----------------       ---------------
Loss from operations                                    (2,008,908)              (192,646)              (805,963)
                                                     ---------------        ----------------       ---------------
Other income (expense):
 Interest income                                            87,672                     --                     --
 Interest expense to stockholders
 and directors                                          (2,894,405)              (524,101)              (437,981)
                                                     ---------------        ----------------       ---------------
Total other income (expense)                            (2,806,733)              (524,101)              (437,981)
                                                     ---------------        ----------------       ---------------

Net loss                                              $ (4,815,641)          $   (716,747)          $ (1,243,944)
                                                     ===============        ================       ===============

Preferred stock dividends in arrears                      (122,500)              (122,500)              (122,500)
                                                     ---------------        ----------------       ---------------

Net loss applicable to common stockholders            $ (4,938,141)          $   (839,247)          $ (1,366,444)
                                                     ===============        ================       ===============

Basic and diluted net loss per share                  $      (0.10)          $      (0.03)          $      (0.05)
                                                     ===============        ================       ===============

Shares used in per share calculations                   50,329,614             26,127,730             25,964,142
                                                     ===============        ================       ===============




See accompanying notes.

                                     Alternative Technology Resources, Inc.
                                      Statements of Stockholders' Deficit

                                    Years ended June 30, 2000, 1999 and 1998



                         Convertible Preferred Stock      Common Stock                      Additional                    Total
                         -------------------------- ------------------------  Unearned       Paid-In      Accumulated  Stockholders'
                              Shares      Amount      Shares       Amount    Compensation    Capital       Deficit       Deficit
                         ------------ ------------- ---------- ------------- ------------- ------------  ------------- -------------

Balance, July 1, 1997        204,167  $  1,225,002  25,783,926 $    257,839  $    (84,375) $ 28,768,907  $(33,855,886) $ (3,688,513)

Issuance of common
 stock in settlement of
 accounts payable                 --            --       5,712           57            --         5,265            --         5,322
Issuance of common stock
 for future compensation          --            --     275,000        2,750      (154,688)      151,938            --            --

Amortization of unearned
 compensation                     --            --          --           --       161,720            --            --       161,720
Options exercised                 --            --      55,861          559            --        43,082            --        43,641
Preferred stock dividends         --            --          --           --            --      (122,500)           --      (122,500)
Net loss                          --            --          --           --            --            --    (1,243,944)   (1,243,944)
                         ------------ ------------- ---------- ------------- ------------- ------------  ------------- -------------
Balance, June 30, 1998       204,167     1,225,002  26,120,499      261,205       (77,343)   28,846,692   (35,099,830)   (4,844,274)

Issuance of common stock
 in settlement of
 accounts payable                 --            --      36,719          367            --        18,211            --        18,578
Amortization of unearned
 compensation                     --            --          --           --        77,343            --            --        77,343
Warrants exercised                --            --      12,500          125            --            --            --           125
Preferred stock
 dividends                        --            --          --           --            --      (122,500)           --      (122,500)
Net loss                          --            --          --           --            --            --      (716,747)     (716,747)
                         ------------ ------------- ---------- ------------- ------------- ------------  ------------- -------------
Balance, June 30, 1999       204,167     1,225,002  26,169,718      261,697            --    28,742,403   (35,816,577)   (5,587,475)

Issuance of common stock
 in settlement of accounts
 payable                          --            --      15,126          151            --         8,751            --         8,902
Issuance of common stock
 on conversion of notes
 payable                          --            --  27,761,197      277,612            --     3,359,029            --     3,636,641
Private sale of common
 stock                            --            --   1,086,145       10,862            --     3,701,486            --     3,712,348
Options and warrants
 exercised                        --            --     309,919        3,100            --       190,219            --       193,319
Retirement of treasury
 stock                            --            --     (12,500)        (125)           --           125            --            --
Preferred stock dividends         --            --          --           --            --      (122,500)           --      (122,500)
Net loss                          --            --          --           --            --            --    (4,815,641)   (4,815,641)
                         ------------ ------------- ---------- ------------- ------------- ------------  ------------- -------------
Balance, June 30, 2000       204,167  $  1,225,002  55,329,605 $    553,297  $         --  $ 35,879,513  $(40,632,218) $ (2,974,406)
                         ============ ============= ========== ============= ============= ============  ============= =============




See accompanying notes.

                     Alternative Technology Resources, Inc.

                            Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents


                                                                                  Years ended June 30,
                                                                --------------------------------------------------------
                                                                     2000                 1999                1998
                                                                --------------       --------------     ----------------
Cash flows from operating activities:
    Net loss                                                     $(4,815,641)         $  (716,747)         $(1,243,944)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
    Depreciation and amortization                                     14,444                   --                8,525
    Interest expense resulting from amendment to
      conversion terms of notes payable                            2,415,223                   --                   --
    Interest expense included in notes payable
      to stockholders                                                309,334              273,647              177,303
    Non-cash employee compensation                                        --               77,343              161,720
    Changes in operating assets and liabilities:
      Accounts receivable                                            374,008              167,221             (420,099)
      Other current assets                                          (239,521)              13,638              (99,746)
      Accounts payable to stockholders                                73,509              199,296              286,016
      Accounts payable                                                12,911              (27,302)             (38,545)
      Accrued payroll and related expenses                          (136,781)             (42,215)              70,755
      Other current liabilities                                      157,329               16,372               25,884
                                                                --------------       --------------     ----------------
Net cash used in operating activities                             (1,835,185)             (38,747)          (1,072,131)
                                                                --------------       --------------     ----------------
Cash flows from investing activities:
     Purchase of equipment                                          (175,415)                  --                   --
     Disposal of equipment                                                --                   --                2,063
                                                                --------------       --------------     ----------------
Net cash provided (used) in investing activities                    (175,415)                  --                2,063
                                                                --------------       --------------     ----------------



(Continued on next page)

                     Alternative Technology Resources, Inc.

                            Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (continued)


                                                                              Years ended June 30,
                                                               ---------------------------------------------------
                                                                  2000                 1999                1998
                                                               -----------         -----------         -----------
Cash flows from financing activities:
    Proceeds from private sale of common stock                 $ 3,712,348                  --                  --
    Proceeds from exercise of warrants and options                 193,319         $       125         $    43,641
    Proceeds from notes payable to stockholders                     33,500             992,543           1,317,000
    Payments on notes payable to stockholders                      (33,500)         (1,014,665)           (275,000)
    Proceeds from notes payable to directors                         3,361              72,690              37,919
    Payments on notes payable to directors                         (21,649)            (69,000)                 --
    Payments on other notes payable                                     --                  --             (23,539)
                                                               -----------         -----------         -----------
Net cash provided (used) by financing activities                 3,887,379             (18,307)          1,100,021
                                                               -----------         -----------         -----------

Net increase (decrease) in cash and cash equivalents             1,876,779             (57,054)             29,953
Cash and cash equivalents at beginning of year                      32,642              89,696              59,743
                                                               -----------         -----------         -----------
Cash and cash equivalents at end of year                       $ 1,909,421         $    32,642         $    89,696
                                                               ===========         ===========         ===========
Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                     $    54,926         $    89,699         $    73,448

Supplemental disclosure of non-cash financing activities:
    Conversion of Notes payable to common stock                $ 1,000,000                  --                  --




See accompanying notes.

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2000, 1999 AND 1998


1.  Summary of Significant Accounting Policies

Description of Business

The Company was founded in 1989 and during fiscal 1997, the Company changed its name to Alternative Technology Resources, Inc. ("ATR") and focused its efforts on its computer programmer placement business whereby it recruited experienced, qualified computer programmers primarily from the former Soviet Union, obtained necessary visas, and placed them for assignment in the United States. ATR's computer programmer placement business has not generated and currently is not generating sufficient cash flow to support operations. Therefore, the Company suspended recruitment for the contract programming division in December 1999 and is pursuing the conversion of computer programmers to become the customers' employees.

In August 1999, ATR decided to pursue the establishment of an Internet Exchange for healthcare services under the name "DoctorAndPatient". The Company plans to use current management's experience in healthcare and information technology to offer the nation's medical providers the ability to more directly link their practice via the Internet to parties that pay for medical services. At present the Company is in the early stages of developing the Internet Exchange. The Company is currently recruiting medical doctors, medical groups, hospitals and other health care practitioners (collectively, "Providers") to offer their services, on a non-exclusive basis, to individuals and others who purchase or facilitate the purchase of health care services ("Purchasers"). The purpose of the Internet Exchange is to utilize the Internet and other technologies to provide administrative, billing and re-pricing services, as well as a direct and efficient connection between Providers and Purchasers. There can be no assurance that the Company will be successful in its efforts to establish the Internet Exchange.

The Company has incurred operating losses since inception, which have resulted in an accumulated deficit of $40,632,218 at June 30, 2000. In addition, at June 30, 2000 the Company had a stockholders' deficit of $2,974,406. Based on the steps the Company has taken to refocus its operations and obtain additional financing (see Note 8), the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern, and that this plan will enable the Company to continue as a going concern, at least through the end of fiscal year 2001. However, there can be no assurance that this plan will be successfully implemented. The Company does not expect to generate positive cash flow from operations during fiscal 2001 to be able to pay off obligations and pursue the establishment of the Internet Exchange; therefore, the Company has raised additional financing during fiscal 2001, as well as negotiated further deferral of payment under its existing obligations (see Note
8).

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          JUNE 30, 2000, 1999 AND 1998



Cash and Cash Equivalents

Cash in excess of daily requirements is invested in marketable securities consisting of commercial paper with maturities of three months or less. Such investments are deemed to be cash equivalents.

Prepaid Annual Service Fee

The prepaid annual service fee will be amortized over a 12-month period beginning at the commencement of operation of the Company's Internet Exchange through Healtheon/Web MD Corp.'s Internet consumer portal. Operations are to begin no later than six months following acceptance of application software or when the Company's Internet Exchange has 100,000 primary care providers, whichever is earlier. Terms are more fully described in Note 4.

Internet Exchange for Healthcare Services Costs

In connection with the costs to develop the "DoctorAndPatient" Internet portal, the Company has adopted EITF Issue 00-2, "Accounting for Website Development Costs". Costs incurred during the year ended June 30, 2000 represented primarily costs of developing the portal's functional specifications, evaluating alternatives, and designing the databases, and were expensed as planning stage and preliminary project stage costs, in accordance with EITF 00-2 and AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", respectively.

Property and Equipment

Property  and  equipment  are  recorded  at  cost  and  are   depreciated  on  a
straight-line basis over the estimated useful lives of the assets or the lease term, whichever is shorter. The estimated useful lives range from three to five years.

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          JUNE 30, 2000, 1999 AND 1998


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

The Internet Exchange has not yet generated revenue.

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

Stock-Based Compensation

As permitted under the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company has elected to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price or fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Disclosures required under SFAS No. 123 are included in Note 7 to the financial statements.

Concentration of Credit Risk

The Company's accounts receivable are unsecured and are primarily with companies in the contract placement and consulting industry. The Company performs periodic credit evaluations of its customers and believes that adequate provision for uncollectable accounts receivable has been made in the accompanying financial

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          JUNE 30, 2000, 1999 AND 1998


statements. The Company maintains substantially all of its cash in the form of short-term commercial paper from several companies.

Net Loss Per Share

All loss per share amounts for all periods have been presented in accordance with Statement of Financial Accounting Standards Board No. 128, "Earnings per Share". As the Company has reported net losses in all periods presented, basic and diluted loss per share have been calculated on the basis of net loss applicable to common stockholders divided by the weighted average number of common stock shares outstanding without giving effect to outstanding options, warrants, and convertible securities whose effects are anti-dilutive. As of June 30, 2000, 1999 and 1998, there were stock options, stock warrants, convertible preferred stock and a convertible note payable (Notes 3 and 7) which could potentially dilute basic earnings per share in the future but were not included in the computation of diluted loss per share as their effect was anti-dilutive in the periods presented.

Significant Customers and Labor Suppliers

During the year ended June 30, 2000, three customers individually accounted for 40%, 21% and 10% of total revenues. During the year ended June 30, 1999, two customers individually accounted for 52% and 31% of total revenues. During the year ended June 30, 1998, two customers individually accounted for 51% and 34% of total revenues.

During the years ended June 30, 2000, 1999 and 1998, two suppliers identified 100% of the computer programmer candidates employed by the Company.

Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, and accounts and notes payable. Fair values of cash and cash equivalents, accounts receivable, and accounts payable (other than accounts payable to stockholders) are considered to approximate their carrying values.

Fair values of accounts payable to stockholders and notes payable could not be determined with sufficient reliability because these are instruments held by related parties and because of the cost involved in such determination. Principal characteristics of these financial instruments that, along with information on the financial position of the Company, are pertinent to their fair values are described in Notes 2 and 3.

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          JUNE 30, 2000, 1999 AND 1998


Recent Accounting Pronouncements

In March 2000, the FASB issued Interpretation No. 44 ("FIN44"), "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB
Opinion No. 25." This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 is not expected to have a material impact on the Company's financial statements.

Use of Estimates in Preparation of Financial Statements

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to amounts reported as of June 30, 1999 and 1998 and for the years then ended, to conform with the June 30, 2000 presentation.

2.  Investor Group Transactions

In fiscal 1994, the Company entered into a series of agreements with James W. Cameron, Jr. pursuant to which Mr. Cameron and Dr. Max Negri became principal stockholders of the Company.

As of June 30, 2000, Mr. Cameron beneficially owned 39,268,871 shares of common stock (Notes 3 and 7), and 76,167 shares of Preferred Stock, Series D, which are convertible into 73,120 shares of common stock at Mr. Cameron's option. As of June 30, 2000 Dr. Negri held less than 5% of the Company's common stock.

During fiscal years 2000, 1999 and 1998, the Company did not generate sufficient cash flow from operations and borrowed from these two stockholders. Notes

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          JUNE 30, 2000, 1999 AND 1998


payable to stockholders were $3,567,424 at June 30, 2000 and $4,258,090 at June 30, 1999 (Note 3). Accrued interest of $148,481 at June 30, 2000 and $337,618 at
June 30, 1999 on these notes is included in accounts payable to stockholders. The Company also leases its office facilities from Mr. Cameron (Note 6). Accrued lease expense of $465,149 at June 30, 2000 and $423,923 at June 30, 1999 is also included in accounts payable to stockholders at June 30, 2000. During the year ended June 30, 2000, Cameron & Associates provided consulting services to the Company in the amount of $90,000.

3.  Financing Arrangements

The Company has received short-term, unsecured financing to fund its operations in the form of notes payable of $3,567,424 at June 30, 2000 from Mr. Cameron and another stockholder. These notes bear interest at 10.25%. On January 1, 2000, Mr. Cameron and the other stockholder extended the maturity date on all notes payable originally maturing December 31, 1999, to the earlier of December 31, 2000, or such time as the Company obtains equity financing, in return for an extension fee of 2% of the amounts extended. In addition, interest accrued on these notes as of December 31, 1999 and 1998 was included in the extended principal amounts on those dates (see Note 8).

The aggregate principal maturities of long-term debt obligations are $3,567,424 in the year ending June 30, 2002, and $0 in each of the years ending June 30, 2001, 2003, 2004 and 2005, and thereafter.

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

Subsequent to June 30, 1999, Mr. Cameron disposed of a portion of his interest in the Straight Note, reducing the balance due him to $711,885, plus accrued interest. On August 19, 1999, the Company's Board of Directors agreed with the Straight Note holders to fix the conversion price of the Convertible Note to $0.044 in exchange for the Straight and/or Convertible Notes ceasing to accrue interest as of that date. Because of the decline in revenues caused by the non-renewal of programmer contracts and the steady decline in the quoted value of the Company's common stock at that time (trading price was at $0.25 on August

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          JUNE 30, 2000, 1999 AND 1998


19, 1999), the Board agreed it was in the best interest of the Company to eliminate the future market risk that the conversion price become lower than a fixed conversion price of $0.044. The benefit accruing to the note holders resulting from the amendment to the conversion terms, as measured on August 19, 1999, was approximately $2.4 million and was recorded as additional interest expense.

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

The Company received $3,712,348 in private sales of its common stock at an average price of $3.42 per share during fiscal year 2000.

ATR's Internet Exchange development efforts will require substantial funds prior to generating revenues. Therefore, ATR engaged a New York based financial and investment banking firm to assist the Company in raising a minimum of $10 million and up to $40 million through the private placement of common stock at the price of $3.00 per share. The proceeds from the private placement will be used to develop the Company's proposed Internet Exchange and are expected to be sufficient to meet ATR's working capital needs through the end of fiscal 2001. If the offering is not fully subscribed, or if alternative funding is not obtained, the development of the Internet Exchange could be slowed. (See Note
8).

4.  Healtheon/WebMD Corp. Agreement

In September 1999 the Company entered into an agreement with Healtheon/WebMD Corp. to allow under insured and uninsured healthcare consumers to register to use ATR's Internet Exchange, when (and if) it is developed, through the use of Healtheon/WebMD Corp.'s Internet consumer portal. The agreement provides for start up development fees to Healtheon/WebMD Corp. estimated to cost $160,000, of which about $135,000 has been incurred and expensed during fiscal year 2000. The agreement also required payment to Healtheon/WebMD Corp. of $250,000 upon a promotional announcement of ATR's Internet Exchange program on Healtheon/WebMD Corp's Internet portal, and a sharing of revenues when operational. This $250,000 is an annual service fee to be amortized over a 12-month period beginning at the commencement of operations. Operations are to begin no later than six months following acceptance of the application software or when the Internet Exchange has 100,000 primary care providers, whichever is earlier. The agreement term is three years, but subject to modification or withdrawal of

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          JUNE 30, 2000, 1999 AND 1998


services by Healtheon/WebMD Corp. with certain financial penalties. In addition, revenue sharing is subject to renegotiation on an annual basis based on the date the program becomes operational.

In October 1999, the Department issued the Company a subpoena with respect to documents relating the agreement with Healtheon/WebMD Corp. and the potential of being a health care service plan under the Department's jurisdiction. The Company responded to this subpoena and does not believe the Internet Exchange is within the scope of the HCSP Act. However, the Department may continue to require compliance with the HCSP Act, which would require substantial changes in the Company's business model. Legislation is being proposed in California to impose minimal licensing requirements on discount plans. The Company cannot predict whether this legislation will pass or whether it will ultimately apply to the Company. As the Company develops its business plan, compliance with or prohibitions by state regulations could delay, eliminate or force modification of certain aspects of the Company's business, which could have a material adverse impact to the Company.

5.  Income Taxes

Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of June 30, 2000 and 1999 are as follows:

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          JUNE 30, 2000, 1999 AND 1998


                                                                                 June 30,
                                                               ----------------------------------------------
                                                                       2000                    1999
                                                               ---------------------- -----------------------

Net operating loss carry forwards                              $       11,486,000     $        8,595,000
Research credits                                                          123,000                123,000
Common stock options                                                    2,539,000              2,539,000
Common stock warrants                                                     789,000                789,000
Other - net                                                              (348,000)               466,000
                                                               ---------------------- -----------------------
Total deferred tax assets                                              14,589,000             12,512,000
Valuation allowance for deferred tax assets                           (14,589,000)           (12,512,000)
                                                               ---------------------- -----------------------
Net deferred tax assets                                        $                -     $                -
                                                               ====================== =======================


The Company's valuation allowance as of June 30, 1999 and 1998 was $12,512,000 and $12,609,000, respectively, resulting in a net change in the valuation allowance of $2,077,000 and ($97,000) in the years ended June 30, 2000 and 1999, respectively.

As of June 30, 2000 the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $30 million and $13 million, respectively. The federal net operating loss carryforward expires in 2006 through 2019 and the state net operating loss carryforward expires in 2000 through 2005. The Company also has approximately $98,000 and $25,000 of research and development tax credit carryforwards for federal and state income tax purposes, respectively. The federal research and development tax credit carryforwards expire in 2005.

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

The Company expects that the aforementioned annual limitations will result in approximately $4,500,000 of net operating loss carryovers, which will not be utilized prior to the expiration of the carryover period.

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          JUNE 30, 2000, 1999 AND 1998


6.  Commitments

In November 1995, the Company entered into a lease agreement for its current facility under a one-year lease with Mr. Cameron. The lease has been extended to January 31, 2004. At June 30, 2000, $465,149 of rent owed for fiscal years 1996 through 2000 is included in the balance of accounts payable to stockholders. Rental expense for all operating leases was approximately $189,121, $224,598 and $181,589 for the years ended June 30, 2000, 1999 and 1998, respectively, including approximately $114,285, $88,676 and $86,769 related to the lease of the office facilities from Mr. Cameron for the years ended June 30, 2000, 1999 and 1998, respectively.

Minimum annual rental payments for all non-cancelable operating leases are as follows:

               2001               $ 22,000
               2002               $ 21,100
               2003               $ 20,500
               2004               $ 17,700
               2005               $ 16,300

7.  Stockholders' Deficit

Series D Preferred Stock

In June 1994, existing stockholders purchased 204,167 shares of Series D Convertible Preferred Stock for $1,225,002. The Company is required to pay cumulative preferential dividends to holders of Series D Preferred Stock on a quarterly basis beginning July 1, 1994, at a rate of $0.60 per year per share. As of June 30, 2000, cumulative unpaid, undeclared dividends were $735,001. Each share of Series D Preferred Stock is convertible at the option of the stockholder into such number of fully paid shares of common stock as is determined by dividing the sum of $6.00 and the accrued but unpaid dividends by the Series D conversion price, as defined in the agreement, in effect on the conversion date. The Series D conversion price is $10.00 per share. Additionally, the Series D Preferred Stock is redeemable at any time at the Company's option at a price of $6.00 per share plus accrued but unpaid dividends. The liquidation preference is $6.00 per share plus accrued but unpaid dividends.

Each share of Series D Preferred Stock bears the right to one vote for each share of common stock into which such Series D Preferred Stock could then be converted (196,000 votes in the aggregate at June 30, 2000), and with respect to such vote, such holder has full voting rights and powers equal to the voting rights and powers of the holders of common stock.

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          JUNE 30, 2000, 1999 AND 1998

Warrants

Warrant activity during the periods indicated is as follows:


                                          Number of       Range of      Weighted Average
                                           Shares      Exercise Prices   Exercise Price
                                         ------------ ----------------  -----------------

Balance at June 30, 1997                  1,177,415     $0.01-$28.80          10.87
Expired/Cancelled                          (471,832)    $13,75-$28.80         21.94
                                         ------------
Balance at June 30, 1998                    705,583     $0.01-$25.00          $3.47
Exercised                                   (12,500)    $0.01                 $0.01
Expired/Canceled                           (133,283)    $5.00-$15.00          14.40
                                         ------------
Balance at June 30, 1999                    559,800     $0.01-$25.00          $0.94
Exercised                                   (20,000)    $0.75                 $0.75
                                         ------------
Balance at June 30, 2000                    539,800     $0.01-$25.00          $0.95
                                         ============


At June 30, 2000, 1999 and 1998, the weighted-average remaining contractual life of outstanding warrants was 5.2 years, 6.2 years and 4.2 years, respectively. All warrants are immediately exercisable for common stock at June 30, 2000.

Stock Option/Stock Issuance Plans

The 1993 Stock Option/Stock Issuance Plan (the "1993 Plan"), pursuant to which key employees (including officers) and consultants of the Company and the non-employee members of the Board of Directors may acquire an equity interest in the Company, was adopted by the Board of Directors on August 31, 1993 and became effective at that time.

The 1993 Plan provided that up to 400,000 shares of common stock could be issued over the ten-year term of the 1993 Plan.

The 1997 Stock Option Plan (the "1997 Plan"), pursuant to which key employees (including officers) and consultants of the Company and the non-employee members of the Board of Directors may acquire an equity interest in the Company, was adopted by the Board of Directors on November 18, 1997 and became effective at that time.

An aggregate of 3,000,000 shares of common stock may be issued over the five-year term of the 1997 plan. Subject to the oversight and review of the Board of Directors, the 1997 Plan shall generally be administered by the Company's Compensation Committee consisting of at least two non-employee

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          JUNE 30, 2000, 1999 AND 1998


directors as appointed by the Board of Directors. The grant date, the number of shares covered by an option and the terms and conditions for exercise of options shall be determined by the Committee, subject to the 1997 Plan requirements. The Board of Directors shall determine the grant date, the number of shares covered by an option and the terms and conditions for exercise of options to be granted to members of the Committee.

Outstanding option activity for the 1993 and the 1997 Plans during the periods indicated is as follows:


                                          Number of        Range of         Weighted Average
                                           Shares       Exercise Prices      Exercise Price
                                        ------------- -------------------- ------------------

Balance at June 30, 1997                   415,780          $0.75-$13.10          $1.11
Granted                                    240,000          $0.75                 $0.75
Exercised                                  (55,861)         $0.78                 $0.78
Expired/Cancelled                          (30,000)         $0.78                 $0.78
                                        -------------
Balance at June 30, 1998                   569,919          $0.75-$13.10          $1.01
Granted                                     25,000          $0.28                 $0.28
                                        -------------
Balance at June 30, 1999                   594,919          $0.28-$13.10          $0.98
Granted                                    880,000          $0.25-$7.19           $2.72
Exercised                                 (269,919)         $0.25-$1.62           $0.65
Cancelled                                  (25,000)         $0.25                 $0.25
                                        -------------
 Balance at June 30, 2000                 1,180,000         $0.25-$13.10          $2.36
                                        =============


                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          JUNE 30, 2000, 1999 AND 1998


The following table summarizes information about stock options outstanding under the 1993 and the 1997 Plans at June 30, 2000:


                                                       Weighted Average
Range of Exercise     Options       Weighted Average      Remaining        Options       Weighted Average
      Prices        Outstanding    Exercise Price     Contractual Life   Exercisable      Exercise Price
----------------- --------------- ------------------- ------------------ ------------     ---------------
$    0.25 - 0.28      285,000             $0.25             9.12            25,000           $  0.28
$    0.75 - 0.78      275,000             $0.75             7.51           265,000           $  0.75
$    0.91 - 1.62       85,000             $0.91             6.75            85,000           $  0.91
$    3.00 - 3.75      282,500             $3.69             9.90                 -                 -
$    4.00 - 4.82      155,000             $4.42             9.60           100,000           $  4.44
$    5.88 - 6.63       72,500             $6.43             9.78                 -                 -
$           7.19       15,000             $7.19             9.67                 -                 -
$          13.10       10,000            $13.10             3.83            10,000           $ 13.10
                  --------------                                           ----------
                     1,180,000             $2.36                            485,000          $  1.77
                  ==============                                           ==========



The following table summarizes information about stock options outstanding under the 1993 and the 1997 Plans at June 30, 1999:


                                                      Weighted Average
Range of Exercise    Options       Weighted Average     Remaining          Options      Weighted Average
      Prices       Outstanding      Exercise Price   Contractual Life    Exercisable    Exercise Price
----------------- --------------   ----------------  ------------------ -------------   ----------------
$           0.28      25,000             $0.28             9.05             25,000           $  0.28
$    0.75 - 0.78     469,919             $0.76             7.47            447,919           $  0.76
$    0.91 - 1.62      90,000             $0.95             7.43             90,000           $  0.95
$          13.10      10,000            $13.10             4.79             10,000           $ 13.10
                  -------------                                         -------------
                     594,919             $0.98                             572,919           $  0.98
                  =============                                         =============


                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          JUNE 30, 2000, 1999 AND 1998


The following table summarizes information about stock options outstanding under the 1993 and the 1997 Plans at June 30, 1998:


                                                     Weighted Average
Range of Exercise      Options      Weighted Average     Remaining          Options      Weighted Average
      Prices         Outstanding     Exercise Price   Contractual Life    Exercisable     Exercise Price
------------------ -------------    ---------------- ------------------  -------------   -----------------
$     0.75-$0.78      469,919        $      0.76            8.47            145,919        $       0.78
$     0.91-$1.62       90,000        $      0.95            8.43              8,333        $       1.37
$          13.10       10,000        $     13.10            5.79             10,000        $      13.10
                    ------------                      -----------------
                      569,919        $      1.01                            164,252        $       1.56
                    ============                      =================



In addition to options granted pursuant to the 1993 and 1997 Stock Option/Stock Issuance Plans, the Company has granted options outside these plans. In fiscal year 1994, the Company granted to its former Chief Executive Officer and director stock options for 400,000 shares of common stock exercisable at $0.10 per share. Out of these options 370,000 remain outstanding and are fully vested as of June 30, 2000. These options expire on August 10, 2003.

In September 1996, the Board of Directors granted a non-statutory option to purchase 20,000 shares of the Company's common stock at an exercise price of $2.00 per share to the then Chairman of the Board. The option vests over 3 years and expires in September 2001.

During fiscal year 2000, in accordance with an employment agreement, the Company granted the current Chief Executive Officer stock options for 7,000,000 shares of common stock exercisable at $3.00 per share, the fair market value of the Company's common stock on the date of grant. These options are not vested as of June 30, 2000 and will vest ratably over 5 years. They expire on April 14, 2010.

SFAS No. 123 requires presentation of pro forma information regarding net income
(loss) and earnings per share as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for ATR options was estimated at the date of grant using the binomial option pricing model with the following weighted average assumptions for fiscal years 2000 and 1999: dividend yield of 0%, an expected life of five years from grant date, and a risk-free interest rate of 5.0%. There was an expected volatility of 1.271 and 0.959, respectively for fiscal years 2000 and 1999. For fiscal year 1998, dividend yield was 0% expected life was three years from grant date, risk-free interest rate was 6.6% and expected volatility was 0.955.

The model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. It requires the input of highly subjective assumptions, the quality of which cannot be judged except by hindsight. The Company's pro forma information follows:


                                                       2000           1999              1998
                                               ----------------  --------------   ----------------

Net loss applicable to common stockholders:
      As reported                              $    (4,938,141)   $   (839,247)   $  (1,366,444)
      Pro forma                                $    (6,224,858)   $   (938,388)   $  (1,477,071)

Basic and diluted net loss per share:
      As reported                              $         (0.10)   $      (0.03)   $       (0.05)
      Pro forma                                $         (0.12)   $      (0.04)   $       (0.06)



The weighted average fair value of options granted during the years ended June 30, 2000, 1999 and 1998 was $2.58, $0.21 and $0.47, respectively. Because SFAS
No. 123 is applicable only to options granted subsequent to June 30, 1995, its pro forma effect will not be fully reflected until 2001.

Total compensation cost recognized for stock-based employee compensation awards was $77,343 in fiscal year 1999 and $161,720 in fiscal year 1998. There were no stock based compensation awards recognized in fiscal year 2000.

Stock Reserved for Issuance

As of June 30, 2000, the Company has reserved a total of 11,176,973 shares of common stock pursuant to outstanding warrants, options, conversion of Series D Preferred Stock, and future issuance of options to employees and non-employee directors

8.  Subsequent Events

On August 28, 2000 the Company received gross proceeds of $10,000,000 in a private placement of its common stock at a price of $3.00 per share. Proceeds net of offering costs are expected to be approximately $9,600,000. The Company's Chief Executive Officer, Jeffrey S. McCormick and related entities, purchased 2,333,335 shares of the Company's common stock in the Private Placement. Because

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          JUNE 30, 2000, 1999 AND 1998


the purchase price of such stock was less than the public trading price on the date of purchase, the Company expects to record compensation expense of approximately $1.5 million in the quarter ending September 30, 2000.

On September 11, 2000, the Company agreed with one of the note holders of Notes payable to stockholders to extend the due date on notes totaling $2,288,815 including interest until December 31, 2001 in consideration of such notes becoming convertible promissory notes. The convertible promissory notes bear interest at 10.25% per annum and are convertible into common stock at $3.00 per share at the note holder's option. In addition, the Company agreed with the other note holder to extend the due date on notes totaling $1,511,634 including interest until December 31, 2001 in exchange for an extension fee of 2%. These notes also bear interest at 10.25% per annum.

Also on September, 11, 2000, the Company agreed with the Series D Preferred stockholders to exchange all their outstanding Series D shares and $475,915 in accrued preferred stock dividends into 566,972 shares of common stock based on a purchase price of $3.00 per common share. The benefit accruing to the Series D Preferred stockholders of approximately $1.2 million is expected to be recorded in the quarter ended September 30, 2000.

On August 1, 2000, Mr. Cameron entered into an agreement with the Company's Chief Executive Officer to grant him the option to purchase 6 million shares of the Company's common stock from Mr. Cameron at the purchase price of $3.625 per share the fair market value of the Company's stock on that date. This option is vested immediately and can be exercised within three years from the date of grant.