Form 10-Q
period 2000-09-30
ALTERNATIVE TECHNOLOGY RESOURCES INC
filed 2000-11-13
CIK 885520

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                         Commission file number 0-20468


                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                   68-0195770
 -------------------------------            ---------------------------------
 (State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)


                       629 J Street, Sacramento, CA 95814
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (916) 231-0400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                  (Former address if changed since last report)


Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes X     No

Number of shares of common stock outstanding as of October 31, 2000:  59,291,577

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                            Condensed Balance Sheets
                                   (Unaudited)


                                                                        Fiscal Quarter      Fiscal Year End
                                                                        September 30,           June 30,
                                                                             2000                 2000
                                                                        -----------------    -----------------
                               Assets
Current assets:
  Cash and cash equivalents                                            $   10,082,493       $    1,909,421
  Trade accounts receivable                                                   105,495               98,128
  Other current assets                                                         39,907               84,183
                                                                        -----------------    -----------------
Total current assets                                                       10,227,895            2,091,732
                                                                        -----------------    -----------------
Property and equipment:
  Equipment and software                                                      227,387              175,415
  Accumulated depreciation and amortization                                   (31,256)             (14,444)
                                                                        -----------------    -----------------
  Property and equipment, net                                                 196,131              160,971
                                                                        -----------------    -----------------
Prepaid annual service fee                                                    250,000              250,000
                                                                       -----------------    -----------------

                                                                       $   10,674,026       $    2,502,703
                                                                       =================    =================
           Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Accounts payable and accrued interest payable to stockholders        $      488,542       $      613,630
  Notes payable to directors                                                        -               23,324
  Trade accounts payable                                                      109,257               97,205
  Accrued payroll and related expenses                                        146,375              167,507
  Accrued preferred stock dividends                                           283,195              735,001
  Other current liabilities                                                   210,091              273,018
                                                                       -----------------    -----------------
Total current liabilities                                                   1,237,460            1,909,685
                                                                       -----------------    -----------------

  Convertible notes payable to stockholder                                  2,288,815                    -
  Notes payable to stockholder(s)                                           1,511,635            3,567,424
                                                                       -----------------    -----------------
Total notes payable to stockholders                                         3,800,450            3,567,424
                                                                       -----------------    -----------------

Commitments and contingencies

Stockholders' equity (deficit):
  Convertible  preferred stock, $6.00 par value - 1,200,000 shares authorized, 204,167 shares designated Series D issued and
   outstanding  at June 30, 2000; liquidation preference value of
   $1,960,003 at June 30, 2000                                                      -            1,225,002

  Common stock, $0.01 par value - 100,000,000 shares authorized;
    59,266,577 shares issued and outstanding at September 30, 2000
    (55,329,605 at June 30, 2000)                                             592,666              553,297
  Additional paid-in capital                                               48,883,299           35,879,513
  Accumulated deficit                                                     (43,839,849)         (40,632,218)
                                                                        -----------------    -----------------
Total stockholders' equity (deficit)                                        5,636,116           (2,974,406)
                                                                        -----------------    -----------------
                                                                       $   10,674,026       $    2,502,703
                                                                       =================    =================


See accompanying notes to condensed financial statements.

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                Three Months Ended
                                                                   September 30,
                                                            2000                   1999
                                                    --------------------    ------------------


Contract Programming

   Contract programming revenue                      $       178,019         $       944,651
   Contract termination fees                                       -                   5,250
   Programmer costs                                         (129,602)               (652,063)
   Start-up and other costs                                   (6,200)               (203,124)
                                                     --------------------    ------------------
Contract programming gross profit                             42,217                  94,714

Product development costs                                 (1,057,426)                      -

Selling, general and administrative                       (2,141,486)               (276,944)
                                                     --------------------    ------------------
Loss from operations                                      (3,156,695)               (182,230)

Other income (expense)
   Interest income                                            80,736                  11,109

   Interest expense to stockholders and directors           (131,672)             (2,523,511)
                                                     --------------------    ------------------
Total other income (expense)                                 (50,936)             (2,512,402)
                                                     --------------------    ------------------
Net loss                                             $    (3,207,631)        $    (2,694,632)
                                                     ====================    ==================
Preferred stock dividends in arrears                        (886,142)                (30,625)
                                                     --------------------    ------------------
Net loss applicable to common stockholders           $    (4,093,773)        $    (2,725,257)
                                                     ====================    ==================
Net loss per share                                   $         (0.07)        $         (0.07)
                                                     ====================    ==================
Shares used in per share calculations                     56,695,586              36,818,746
                                                     ====================    ==================


See accompanying notes to condensed financial statements.

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)



                                                                Three Months Ended
                                                                   September 30,
                                                            2000                   1999
                                                     --------------------    ------------------

Net cash used in operating activities                $    (1,575,969)        $     (5,848)

Cash flows used in investing activities:
   Purchase of property and equipment                        (51,972)                   -

Cash flows from financing activities:
   Proceeds from sale of common stock                      9,564,644              826,553
   Proceeds from exercise of options and warrants             26,666                    -
   Proceeds from notes payable to stockholders               233,027               33,500
   Payments on notes payable to stockholders                       -              (33,500)

   Proceeds from notes payable to directors                        -                  930
   Payments on notes payable to directors                    (23,324)                   -
                                                     --------------------    ------------------
Net cash provided by financing activities                  9,801,013              827,483
                                                     --------------------    ------------------

Net increase in cash                                       8,173,072              821,635
Cash at beginning of period                                1,909,421               32,642
                                                     --------------------    ------------------
Cash at end of period                                $    10,082,493         $    854,277
                                                     ====================    ==================


See accompanying notes to condensed financial statements.

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                     Notes to Condensed Financial Statements
                               September 30, 2000

                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2000.

In the opinion of management, the unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the Company's financial position at September 30 and June 30, 2000, results of operations for the three month periods ended September 30, 2000 and 1999, and cash flows for the three months ended September 30, 2000 and 1999. The results for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2001.

The Company has taken steps to refocus its operations and obtain additional financing, and believes that is has developed a viable plan to continue as a going concern, at least through the end of fiscal year 2001. However, there can be no assurance that this plan will be successfully implemented. The Company does not expect to generate positive cash flow from operations during fiscal 2001 to be able to pay off obligations and pursue the establishment of the Internet Exchange [see Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview"]; therefore, the Company has raised additional financing during fiscal 2001, as well as negotiated deferral of payment under its existing obligations [see Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"].

Note 2 - Financing Arrangements

See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

PART II.  OTHER  INFORMATION
Item 2 Managements discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis

The following discussion provides information to facilitate the understanding and assessment of significant changes in trends related to the financial condition of the Company and its results of operations. It should be read in conjunction with the Company's financial statements and the notes thereto and other financial information included elsewhere in the 10-K for the fiscal year ended June 30, 2000.

Overview

Alternative Technology Resources, Inc. ("ATR" or the "Company") was founded as 3Net Systems, Inc. in 1989 to develop and sell medical laboratory information systems. In 1996, the Company began to focus on the business of recruiting, hiring, training and placing foreign computer programmers with U.S. companies and soon changed its name to Alternative Technology Resources, Inc.

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

In February 2000, Jeffrey S. McCormick assumed the position of ATR's Chief Executive Officer. Mr. McCormick has significant experience in financing, managing and growing early stage development companies as a managing director of Boston-based Saturn Asset Management, Inc. Mr. McCormick has served as an advisor or director of several Internet and electronic commerce companies over the last six years. As ATR's CEO, Mr. McCormick is responsible for all phases of development, implementation and operation of ATR's Internet Exchange. Mr. Cameron still acts as Chairman and expects to continue to play an active and substantial role in formulating ATR's business strategy and policy. Mr. Cameron and Mr. McCormick have focused ATR on using the experience of the management team in health care and information technology to establish the Internet Exchange. The development of this business has become the Company's primary focus.

At present, ATR is in the early stages of developing the Internet Exchange. The Company is currently recruiting medical doctors, medical groups, hospitals and other health care practitioners (collectively, "Providers") to offer their services, on a non-exclusive basis, to individuals and others who purchase or facilitate the purchase of health care services ("Purchasers"). ATR is also evaluating potential technology vendors and developing a proof of concept, which it believes it will test in the current fiscal year. The purpose of the Internet Exchange is to utilize the Internet and other technologies to provide

PART II.  OTHER  INFORMATION
Item 2 Managements discussion and Analysis of Financial Condition and Results of Operations


administrative, billing and re-pricing services, as well as a direct and efficient connection between Providers and Purchasers and/or their agents.

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

Financial Condition

Cash and cash equivalents increased approximately $8.2 million since June 30, 2000 primarily as a result of the Company selling 3,333,334 shares of its common stock at a price of $3.00 per share in a private placement in August 2000 [See
Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."]. The transaction was also the primary cause for the Company's stockholders' deficit of $2,974,406 at June 30, 2000 becoming positive stockholders' equity of $5,636,116 at September 30, 2000. At September 30, 2000 substantially all of ATR's cash was invested in money market accounts.

Because the Company is emphasizing the development of the Internet Exchange and phasing out its contract programming services, the results of operation for the three months ended September 30, 2000 may not be indicative of results of operations for the year ended June 30, 2001.

Results of Operation

Contract programming

Contract Programming Revenue. Contract programming revenue results primarily from sales of programmer services. Revenue for the three month period ended September 30, 2000 decreased $767,000 or 81%, over the same period of the previous year. This decrease is due to a reduction in the monthly average number of contract programmers working at customer sites in the period ended September 30, 2000, compared to the same period in the prior year. This decline in the number of programmers at customer sites started in the last half of fiscal year 1999 is due to several customers choosing to exercise a contract termination provision which allowed them to convert, for a fee, ATR's programmers to their employees. The Company escalated this conversion process during fiscal years 2000 and 2001 to enable it to focus its business strategy toward developing its Internet Exchange for healthcare services.

Contract Termination Fees. Contract termination fees are amounts received from customers when they exercise the contract provision which allows them to convert ATR's programmer to their employee. In addition, these fees can also be received from programmers when they exercise their contract provision to terminate their

PART II.  OTHER  INFORMATION
Item 2 Managements discussion and Analysis of Financial Condition and Results of Operations


relationship with the Company prior to the termination date of their contract. These fee amounts are stipulated in customer and programmer contracts, are based on the length of time remaining under the contract, and are recognized as revenue when such contract provisions are invoked. Although contract termination fees are common in the industry, the number and frequency of exercises of the "buy-out" provisions is unpredictable.

Programmer Costs. Programmer costs are the salary, and other wage and benefit costs of ATR's programmer employees. These costs decreased 80% for the three month period ended September 30, 2000 compared to the same period last year. This decrease is primarily due to the reduction in the number of contract programmers working at customer sites as discussed above in "Contract Programming Revenue".

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

Start-up and other costs decreased $197,000 in the three month period ended September 30, 2000, as compared to the same period in fiscal 2000. This decrease is due to ceasing to recruit programmer employees and a decrease in the number of programmers who were in the United States but not working at customer sites.

Contract Programming Gross Profit. The gross profit on contract programming revenue was 24% for the three month period ended September 30, 2000 compared to 10% for the same period in fiscal 2000. This increase is primarily due to the significant decrease in start-up and other costs in the quarter ended September 30, 2000 compared to the same quarter of the previous year.

Product Development Costs

In October 1999 the Company began incurring costs to development its Internet Exchange. Costs incurred are primarily the salary and other wage and benefit costs of ATR's employees involved in recruiting the network of healthcare providers.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses ("SG&A"). SG&A expenses for the three month period ended September 30, 2000 increased $1,865,000 due primarily

PART II.  OTHER  INFORMATION
Item 2 Managements discussion and Analysis of Financial Condition and Results of Operations


to non-cash employee compensation related to the purchase of common stock in the Company's August 2000 private placement by the Company's Chief Executive Officer and related entities ($1,458,000) and due to conversion of Series D Preferred Stock into common stock by the Company's Chairman of the Board ($317,000) in September 2000 [see "Liquidity and Capital Resources"]

Other Income (Expense)

Interest Income. Interest income in fiscal 2001 is related to the short-term investment of cash balances. In fiscal 2000 interest income is related to the short-term investment of cash balances and to notes receivable from employees and officers of the Company. The increase is the result of greater cash balances in fiscal 2001 over fiscal 2000.

Interest Expense. Interest expense decreased $2,392,000 in the three months ended September 30, 2000 primarily due to the benefit accruing to note holders in fiscal 2000 when conversion terms of a $1,000,000 convertible note were amended and due to the resulting decrease in Notes Payable to Stockholders [see "Liquidity and Capital Resources"].

Income Taxes

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

Net Loss

Net loss increased $513,000 for the three months ended September 30, 2000 compared to the same period in fiscal 2000 primarily due to the increases in product development and selling, general and administrative costs, offset by the decrease in interest expense.

Preferred Stock Dividends in Arrears

Dividends are $855,517 higher for the three months ended September 30, 2000 compared to the same period in fiscal 2000 due to the benefit associated with the exchange of the Series D Preferred Stock on September 11, 2000 for common stock in the amount of $862,033 [see "Liquidity and Capital Resources"].

PART II.  OTHER  INFORMATION
Item 2 Managements discussion and Analysis of Financial Condition and Results of Operations

Basic and Diluted Net Loss Per Share

The Company's net loss per share has been computed by dividing net loss after deducting Preferred Stock dividends ($886,142 in fiscal year 2001 and $30,625 in fiscal year 2000) by the weighted average number of shares of Common Stock outstanding during the periods presented. Common Stock issuable upon conversion of Preferred Stock (for fiscal year 2000), common stock options and common stock warrants have been excluded from the net loss per share calculations as their inclusion would be anti-dilutive

Liquidity and Capital Resources

Traditionally, the Company has used a combination of equity and debt financing and internal cash flow to fund operations and finance accounts receivable, but has incurred operating losses since its inception, which has resulted in an accumulated deficit of $43,839,849 at September 30, 2000.

The Company has received short-term, unsecured financing to fund its operations in the form of notes payable of $3,567,424 as of June 30, 2000, from Mr. Cameron and another stockholder. These notes bear interest at 10.25%. On September 11, 2000, the Company agreed with Mr. Cameron to extend the due date on notes payable to him until December 31, 2001 in exchange for an extension fee of 2%. These extended notes total $1,511,635, including accrued interest and extension fees, and bear interest at 10.25% per annum. Also on September 11, 2000, the Company agreed with the other note holder to extend the due date of his notes until December 31, 2001 in consideration of such notes becoming convertible promissory notes. The convertible promissory notes total $2,288,815, including accrued interest, bear interest at 10.25% per annum and are convertible into common stock at $3.00 per share (approximate public trading price on that date) at the note holder's option.

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

Subsequent to June 30, 1999, Mr. Cameron disposed of a portion of his interest in the Straight Note, reducing the balance due him to $711,885, plus accrued interest. On August 19, 1999, the Company's Board of Directors agreed with the Straight Note holders to fix the conversion price of the Convertible Note to $0.044 in exchange for the Straight and/or Convertible Notes ceasing to accrue interest as of that date. Because of the decline in revenues caused by the

PART II.  OTHER  INFORMATION
Item 2 Managements discussion and Analysis of Financial Condition and Results of Operations

non-renewal of programmer contracts and the steady decline in the quoted value of the Company's common stock at that time (trading price was at $0.25 on August 19, 1999), the Board agreed it was in the best interest of the Company to eliminate the future market risk that the conversion price become lower than a fixed conversion price of $0.044. The benefit accruing to the note holders resulting from the amendment to the conversion terms, as measured on August 19, 1999, was approximately $2.4 million and was recorded as additional interest expense in the quarter ended September 30, 1999.

Subsequent to August 19, 1999, Mr. Cameron elected to replace his remaining interest in the Straight Note, including accrued interest, with the Convertible Note and then simultaneously converted the Convertible Note into 19,762,786 shares of ATR's common stock. All other Straight Note holders also replaced their Straight Notes, including accrued interest, with Convertible Notes and converted such Convertible Notes into an aggregate of 7,998,411 shares of the Company's common stock during fiscal 2000.

The Company received $3,712,348 in private sales of its common stock at an average price of $3.42 per share during fiscal year 2000.

ATR's Internet Exchange development efforts will require substantial funds prior to generating revenues. Therefore, ATR engaged a New York based financial and investment banking firm to assist the Company in raising capital. On August 28, 2000, the Company sold $10 million of its common stock at $3.00 per share. Proceeds net of offering costs were approximately $9.6 million. The proceeds from the private placement will be used to develop the Company's proposed Internet Exchange and are expected to be sufficient to meet ATR's working capital needs through at least this fiscal year. The Company's Chief Executive Officer and related entities purchased 2,333,335 shares of the Company's common stock in the private placement. Because the purchase price of such stock was less than the public trading price on the date of purchase, the Company recorded compensation expense of approximately $1,458,000 in the first fiscal quarter ended September 30, 2000.

On September, 11, 2000, the Company agreed with the Series D Preferred stockholders to exchange all their outstanding Series D shares and $475,915 in accrued preferred stock dividends into 566,972 shares of common stock based on a purchase price of $3.00 per common share. The benefit accruing to the Series D Preferred stockholders was recorded in the quarter ended September 30, 2000, approximately $317,000 in compensation expense and $862,000 in preferred stock dividends.

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

PART II.       OTHER INFORMATION
Item 6         Reports on 8-K

PART I  FINANCIAL INFORMATION

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The Company has long-term debt in the aggregate amount of $3,800,450 as of September 30, 2000 payable to two stockholders of the Company. The debt bears interest at 10.25% per annum and is due December 31, 2001. The Company does not believe that any change in interest rates will have a material impact on the Company during fiscal 2001. Further, the Company has no foreign operations and therefore is not subject to foreign currency fluctuations.

PART II.       OTHER INFORMATION

Item 1         None

Item 2         Changes in Securities and Use of Proceeds.

(c)     Consideration

(i) On August 28, 2000, the Company sold 3,333,334 shares of common stock at a price of $3.00 per share in a private placement to 22 accredited investors (as defined in Rule 501(a) of the Securities Act of 1933, as amended). The private placement was exempt from registration pursuant to Rule 506 of Regulation D. Gross proceeds were $10,000,002 and proceeds net of offering costs were $9,564,644. The Company engaged Shattuck Hammond Partners as placement agent of which $318,000 was paid as commissions.

(ii) On September 11, 2000, the Series D Preferred stockholders, consisting of three shareholders, exchanged all of their outstanding Series D shares and $475,915 in accrued preferred stock dividends into 566,972 shares of common stock based on a purchase price of $3.00 per common share. The three Series D Preferred stockholders were accredited investors (as defined in Rule 501(a) of the Securities Act of 1933, as amended). The sale was exempt pursuant to Rule 506 of Regulation D and Section 4 (2) of the Securities and Exchange Act of 1933. No commissions were paid.

Items 3, 4 and 5      None

Item 6  Exhibits and Reports on Form 8-K

(a) No Exhibits

PART II.       OTHER INFORMATION
Item 6         Reports on 8-K

(b)     Reports on 8-K

The Company filed a Form 8-K on August 28, 2000 announcing the close of the sale of $10,000,002 of its shares of common stock at $3.00 per common share in a private placement. The Company issued 3,333,334 shares of common stock in the aggregate and received net proceeds of $9,564,644 after deducting commissions and expenses of $435,358. Mr. Jeffrey McCormick, the Company's Chief Executive Officer, participated in the private placement by purchasing 666,668 shares of common stock, and Saturn Partners Limited Partnership, of which Mr. McCormick is the sole limited partner, and Saturn Partners LLC, which is owned by Mr. McCormick, is the sole general partner, participated in the private placement by purchasing 1,666,667 shares of common stock.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                                    (Registrant)




Dated:  November 13, 2000     /s/   JEFFREY S. McCORMICK
                                    --------------------------
                                    Jeffrey S. McCormick
                                    Chief Executive Officer
                                    (Principal Executive Officer)




Dated:  November 13, 2000     /s/   EDWARD L. LAMMERDING
                                    --------------------------
                                    Edward L. Lammerding
                                    Chief Financial Officer
                                    (Principal Financial Officer)