Form 10-Q
period 2000-12-31
ALTERNATIVE TECHNOLOGY RESOURCES INC
filed 2001-02-14
CIK 885520

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended December 31, 2000

     Commission file number 0-20468


                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
             (Exact name of registrant as specified in its charter)



           Delaware                                      68-0195770
(State or other jurisdiction of                (IRS Employer Identification No.)
  incorporation or organization)


                      33 Jewel Court, Portsmith, N.H. 03801
                    (Address of principal executive offices)

                                 (916) 231-0400
              (Registrant's telephone number, including area code)

                       629 J Street, Sacramento, CA 95814
                  (Former address if changed since last report)


Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of common stock outstanding as of January 31, 2001: 59,359,577

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                            Condensed Balance Sheets
                                   (Unaudited)



                                                                        Fiscal Quarter      Fiscal Year End
                                                                         December 31,           June 30,
                               Assets                                        2000                 2000
                               ------                                  -----------------    -----------------
Current assets:
  Cash and cash equivalents                                            $    3,558,657       $    1,909,421
  Short-term investments                                                    4,956,951                    -
  Trade accounts receivable                                                    78,818               98,128
  Other current assets                                                        134,554               84,183
                                                                       --------------       --------------
Total current assets                                                        8,728,980            2,091,732
                                                                       --------------       --------------
Property and equipment:
  Equipment and software                                                      283,472              175,415
  Accumulated depreciation and amortization                                   (52,372)             (14,444)
                                                                       --------------       --------------
  Property and equipment, net                                                 231,100              160,971
                                                                       --------------       --------------
Prepaid annual service fee                                                    250,000              250,000
                                                                       --------------       --------------
                                                                       $    9,210,080       $    2,502,703
                                                                       ==============       ==============
                 Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Accounts payable and accrued interest payable to stockholders        $      569,697       $      613,630
  Notes payable to directors                                                        -               23,324
  Trade accounts payable                                                      123,636               97,205
  Accrued payroll and related expenses                                        132,723              167,507
  Accrued preferred stock dividends                                           283,195              735,001
  Other current liabilities                                                   196,142              273,018
                                                                       --------------       --------------
Total current liabilities                                                   1,305,393            1,909,685
                                                                       --------------       --------------

  Convertible notes payable to stockholder                                  2,228,815                    -
  Notes payable to stockholder(s)                                           1,511,635            3,567,424
                                                                       --------------       --------------
Total notes payable to stockholders                                         3,740,450            3,567,424
                                                                       --------------       --------------
Commitments and contingencies

Stockholders' equity (deficit):
  Convertible preferred stock, $6.00 par value - 1,200,000
    shares authorized, 204,167 shares designated Series D
    issued and outstanding at June 30, 2000; liquidation
    preference value of $1,960,003 at June 30, 2000                                 -            1,225,002
  Common stock, $0.01 par value - 100,000,000 shares authorized;
    59,351,577 shares issued and outstanding at December 31, 2000
(55,329,605 at June 30, 2000)                                                 593,516              553,297
  Additional paid-in capital                                               49,053,900           35,879,513
  Accumulated other comprehensive income                                        4,099                    -
  Accumulated deficit                                                     (45,487,278)         (40,632,218)
                                                                       --------------       --------------
Total stockholders' equity (deficit)                                        4,164,237           (2,974,406)
                                                                       --------------       --------------
                                                                       $    9,210,080       $    2,502,703
                                                                       ==============       ==============

See accompanying notes to condensed financial statements.

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                       Condensed Statements of Operations
                                   (Unaudited)


                                                   Three Months Ended                  Six Months Ended
                                                      December 31,                       December 31,
                                                  2000            1999              2000              1999
                                             ------------     ------------      ------------     ------------
Contract Programming
   Contract programming revenue              $     47,812     $    700,626      $    225,831     $  1,645,277
   Contract termination fees                            -              203                 -            5,453
   Programmer costs                               (44,569)        (454,404)         (174,172)      (1,106,468)
   Start-up and other costs                        (2,083)        (153,846)           (8,283)        (356,969)
                                             ------------     ------------      ------------     ------------
Contract programming gross profit                   1,160           92,579            43,376          187,293

Product development costs                      (1,238,497)        (234,232)       (2,295,922)        (235,820)

Selling, general and administrative              (490,072)        (279,124)       (2,631,558)        (554,480)
                                             --------------   --------------    -------------    --------------
Loss from operations                           (1,727,409)        (420,777)       (4,884,104)        (603,007)

Other income (expense)
   Interest income                                184,900            7,798           265,635           18,907
   Interest expense to stockholders
     and directors                               (104,920)         (95,146)         (236,591)      (2,618,657)
                                             --------------   --------------    -------------    --------------
Total other income (expense)                       79,980          (87,348)           29,044       (2,599,750)
                                             --------------   --------------    -------------    --------------
Net loss                                     $ (1,647,429)    $   (508,125)     $ (4,855,060)    $ (3,202,757)
                                             ==============   ==============    =============    ==============
Preferred stock dividends in arrears                    -          (30,625)         (886,142)         (61,250)
                                             --------------   --------------    -------------    --------------
Net loss applicable to common stockholders   $ (1,647,429)    $   (538,750)       (5,741,202)    $ (3,264,007)
                                             ==============   ==============    =============    ==============
Net loss per share                           $      (0.03)    $      (0.01)     $      (0.10)    $      (0.07)
                                             ==============   ==============    =============    ==============
Shares used in per share calculations          59,329,251       54,299,591        58,012,419       45,559,169
                                             ==============   ==============    =============    ==============


See accompanying notes to condensed financial statements.

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                Six Months Ended
                                                                   December 31,

                                                           2000                  1999
                                                     ---------------         ------------

Net cash used in operating activities                $    (3,037,819)        $   (437,439)
Cash flows used in investing activities:
   Purchase of property and equipment                       (108,057)             (42,139)
   Purchase of short-term investments                     (4,952,852)                   -
                                                     ---------------         ------------
Net cash used in investing activities                     (5,060,909)             (42,139)
Cash flows from financing activities:
   Proceeds from sale of common stock                      9,560,345            1,150,346
   Proceeds from exercise of options and warrants             37,917               32,402
   Proceeds from notes payable to stockholders               233,026               33,500
   Payments on notes payable to stockholders                 (60,000)             (33,500)
   Proceeds from notes payable to directors                        -                1,860
   Payments on notes payable to directors                    (23,324)                   -
                                                     ---------------         ------------
Net cash provided by financing activities                  9,747,964            1,184,608
                                                     ---------------         ------------
Net increase in cash                                       1,649,236              705,030
Cash at beginning of period                                1,909,421               32,642
                                                     ---------------         ------------
Cash at end of period                                $     3,558,657         $    737,672
                                                     ===============         ============


See accompanying notes to condensed financial statements.

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                     Notes to Condensed Financial Statements
                                December 31, 2000
                                   (Unaudited)

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

In the opinion of management, the unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the Company's financial position at December 31 and June 30, 2000, results of operations for the three and six month periods ended December 31, 2000 and 1999, and cash flows for the six months ended December 31, 2000 and 1999. The results for the period ended December 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2001.

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

Note 2 - Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", all debt securities are designated as available-for-sale. Available -for-sale securities are carried at fair value, which is determined based upon the quoted market prices of the securities with unrealized gains and losses reported in stockholders equity (deficit). Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.
Interest and dividends on securities classified as available-for-sale are included in interest income.

Note 3 - Comprehensive Loss

Total comprehensive loss for the three months ended December 31, 2000 and 1999 was $1,643,330, and $508,125, and $4,850,961 and $3,202,757 for the six months ended December 31, 2000 and 1999, respectively. Other comprehensive income represents the net change in unrealized gains (losses) on available-for-sale securities.

Note 4 - Related Party Transactions

On October 17, 2000, the Company engaged Saturn Capital, Inc. to assist the Company on certain financial advisory and business matters. In consideration for Saturn Capital's services, the Company issued 55,000 shares of common stock at that day's closing value of $1.90 per share. Accordingly, the Company has recorded an expense of $105,000 for these consulting services. Saturn Capital is an affiliate company of Saturn Asset Management, Inc. of which Mr. McCormick, the Company's Chief Executive Officer, is a managing director.

Note 5 - Financing Arrangements

See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

PART I.   FINANCIAL INFORMATION
Item 2 Managements discussion and Analysis of Financial Condition and Results of Operations


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

The purpose of the Internet Exchange is to utilize the Internet and other technologies to provide administrative, billing and re-pricing services, as well as a direct and efficient connection between Providers and Purchasers (both defined below) and/or their agents. ATR is developing a "proof of concept" of its Internet Exchange, which it has begun testing in the quarter ending March 31, 2001. The results of the Company's testing will determine the amount and timing of remaining development related costs and when the Internet Exchange may become commercially available.

The Company is recruiting medical doctors, medical groups, hospitals and other health care practitioners (collectively, "Providers") to offer their services through the Internet Exchange, on a non-exclusive basis, to individuals and others who purchase or facilitate the purchase of health care services ("Purchasers"). The Company signed agreements effective in January 2001 with an application services provider to license, support and run software to process medical bills submitted to the Company's Internet exchange for healthcare services. ATR is also evaluating other potential technology vendors.

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

Financial Condition

Cash and cash equivalents increased approximately $1.6 million and short-term investments increased approximately $4.9 million since June 30, 2000 primarily as a result of the Company selling 3,333,334 shares of its common stock at a price of $3.00 per share in a private placement in August 2000 [See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."]. The transaction was also the primary cause for the Company's stockholders' deficit of $2,974,406 at June 30, 2000 becoming positive stockholders' equity of $4,160,138 at December 31, 2000. At December 31, 2000 substantially all of ATR's cash was invested in corporate bonds, commercial paper and money market accounts. Such investments where the original maturity date is 90 days or less are considered to be cash equivalents, short-term investments are those with maturity dates of 91 days to one year from the date of purchase.

Because the Company is emphasizing the development of the Internet Exchange and phasing out its contract programming services, the results of operation for the six months ended December 31, 2000 may not be indicative of results of operations for the year ended June 30, 2001.

Results of Operation

Contract programming

Contract Programming Revenue. Contract programming revenue results primarily from sales of programmer services. Revenue for the three and six months period ended December 31, 2000 decreased $652,814 or 93% and $1,419,446 or 86% over the same period of the previous year. This decrease is due to a reduction in the monthly average number of contract programmers working at customer sites in the period ended December 31, 2000, compared to the same period in the prior year. This decline in the number of programmers at customer sites started in the last half of fiscal year 1999 is due to several customers choosing to exercise a contract termination provision which allowed them to convert, for a fee, ATR's programmers to their employees. The Company escalated this conversion process during fiscal years 2000 and 2001 to enable it to focus its business strategy toward developing its Internet Exchange for healthcare services.

The Company estimates by June 30, 2001, the end of this fiscal year, the remaining contract programmers will be converted to customer employees and the phase out of contract programming services will be complete and all expenses will be incurred.

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

Programmer Costs. Programmer costs are the salary, and other wage and benefit costs of ATR's programmer employees. These costs decreased 90% and 84% for the three and six month period ended December 31, 2000, compared to the same periods last year. This decrease is primarily due to the reduction in the number of contract programmers working at customer sites as discussed above in "Contract Programming Revenue".

Start-up and Other Costs. Start-up and other costs are the costs of recruiting fees, training, and travel for programmer employees coming to the United States from the Former Soviet Union for the first time, relocation costs within the United States, and legal and other costs related to obtaining and maintaining compliance with required visas, postings and notifications. Start-up and other costs are expenses as incurred.

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

Start-up and other costs decreased $151,763 and $348,686 in the three and six month period ended December 31, 2000, as compared to the same period in fiscal 2000. This decrease is due to ceasing to recruit programmer employees and a decrease in the number of programmers who were in the United States but not working at customer sites.

Contract Programming Gross Profit. The gross profit on contract programming revenue was 2% and 19% for the three and six month periods ended December 31, 2000, compared to 13% and 11% for the same periods in fiscal 2000. The decrease for the three month period ending December 31, 2000 is primarily due to the average number of three programmers placed at customer sites compared to the average number of thirty-two for the same quarter at December 31, 1999. The increase for the six month period ending December 31, 2000 is primarily due to the significant decrease in start-up and other costs compared to the same period of the previous year.

Product Development Costs

In October 1999 the Company began incurring costs to develop its Internet Exchange. Costs incurred are primarily the salary and other wage and benefit costs of ATR's employees involved in recruiting the network of healthcare providers and preliminary stage development costs. Since this date, no costs have been capitalized as all costs have been incurred during the planning stage and have been expensed.

ATR is developing a proof of concept of its Internet Exchange, which it has begun testing in the quarter ending March 31, 2001. The results of the Company's testing will determine the amount and timing of remaining development related costs and when the Internet Exchange may become commercially available.

The Company signed agreements effective in January 2001 with an application services provider to license, support and run software to process medical bills submitted to the Company's Internet exchange for healthcare services. The agreements are for 66 months. They require payment of an initial base license fee of $250,000, set-up, training and implementation fees estimated to be about $145,000, monthly minimum payments currently of about $35,000 and additional fees that are transaction based if volumes exceed levels included in the monthly minimums.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses ("SG&A"). SG&A expenses increased $210,948 and $2,077,078 for the three and six month period ended December 31, 2000 respectively, compared to the same periods of the prior fiscal year. This increase is due primarily to non-cash compensation in the engagement of Saturn Capital Inc., in a financial advisory capacity ($105,000) in November 2000, non-cash employee compensation related to the purchase of common stock in the Company's August 2000 private placement by the Company's Chief Executive Officer and related entities ($1,458,000) and due to conversion of Series D Preferred

Stock into common stock by the Company's Chairman of the Board ($317,000) in September 2000 [see "Liquidity and Capital Resources"]

Other Income (Expense)

Interest Income. Interest income in fiscal 2001 is related to the short-term investment of cash balances. In fiscal 2000 interest income is related to the short-term investment of cash balances and to notes receivable from employees and officers of the Company. The increase is the result of greater cash balances in fiscal 2001 over fiscal 2000.

Interest Expense. Interest expense increased $9,774 in the three months ended December 31, 2000 due to the September 2000 extension of notes payable and accrued interest and fees to Mr. Cameron and the other note holder until December 31, 2001. Interest expense decreased $2,382,066 in the six months ended December 31, 2000 primarily due to the benefit accruing to note holders in fiscal 2000 when conversion terms of a $1,000,000 convertible note were amended and due to the resulting decrease in Notes Payable to Stockholders [see "Liquidity and Capital Resources"].

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

Net Loss

Net loss increased $1,652,303 for the six months ended December 31, 2000, compared to the same period in fiscal 2000 primarily due to the increases in product development and selling, general and administrative costs, offset by the increase in interest income and decrease in interest expense.

Preferred Stock Dividends in Arrears

Dividends are $824,892 higher for the six months ended December 31, 2000, compared to the same period in fiscal 2000 due to the benefit associated with the exchange of the Series D Preferred Stock on September 11, 2000 for common stock in the amount of $862,033 [see "Liquidity and Capital Resources"].

Basic and Diluted Net Loss Per Share

The Company's net loss per share has been computed by dividing net loss after deducting Preferred Stock dividends ($886,142 in fiscal year 2001 and $61,250 in fiscal year 2000) by the weighted average number of shares of Common Stock outstanding during the periods presented. Common Stock issuable upon conversion of Preferred Stock (for fiscal year 2001), common stock options and common stock warrants have been excluded from the net loss per share calculations as their inclusion would be anti-dilutive

Liquidity and Capital Resources

Traditionally, the Company has used a combination of equity and debt financing and internal cash flow to fund operations and finance accounts receivable, but has incurred operating losses since its inception, which has resulted in an accumulated deficit of $45,487,278 at December 31, 2000. The Company's working capital at the end of December 31, 2000 was $7,419,488.

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

The Company signed agreements effective in January 2001 with an application services provider to license, support and run software to process medical bills submitted to the Company's Internet exchange for healthcare services. The agreements are for 66 months. They require payment of an initial base license fee of $250,000, set-up, training and implementation fees estimated to be about

$145,000, monthly minimum payments currently of about $35,000 and additional fees that are transaction based if volumes exceed levels included in the monthly minimums.

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

PART I.   FINANCIAL INFORMATION
Item 3    Quantitative and Qualitative Disclosures About Market Risk

The Company has long-term debt in the aggregate amount of $3,740,450 as of December 31, 2000 payable to two stockholders of the Company. The debt bears interest at 10.25% per annum and is due December 31, 2001. The Company does not believe that any change in interest rates will have a material impact on the Company during fiscal 2001. Further, the Company has no foreign operations and therefore is not subject to foreign currency fluctuations.

PART II.  OTHER INFORMATION

Item 1    None

Item 2    Changes in Securities and Use of Proceeds.

(c) On October 17, 2000 the Company engaged Saturn Capital Inc., an affiliate company of Saturn Asset Management, Inc. of which Mr. McCormick, the Company's Chief Executive Officer, is a managing director, to assist the Company on certain financial advisory and business matters. In consideration for Saturn Capital's services the Company issued 55,000 shares of the common stock at that days closing value of $1.90 per share. The financial impact was an expense to consultant fees of $105,000. The issuance of common stock was exempt from registration pursuant to Regulation D & Section 4 (2).

Item 3    None

Item 4    Submission of Matters to a Vote of Security Holders

An annual meeting of stockholders was held November 21, 2000 at the Company's offices in Sacramento, California. The stockholders voted on the following matters and approved:

     1)   The election of James W. Cameron,  Jr., Edward L. Lammerding,  Jeffrey
          S.  McCormick  and Thomas W. O'Neil,  Jr. as directors of the Company:
          53,911,365 shares were received in favor of Mr. Cameron, 6,080 shares were withheld; 53,908,865 shares were received in favor of Mr. Lammerding 8,580 shares were withheld; 53,910,465 shares were received in favor of Mr. McCormick 6,980 shares were withheld; and 53,911,465 shares were received in favor of Mr. O'Neil 5,980 shares were withheld.

Item 5    None

Item 6    Exhibit

     10.40  Master Agreement for Computer Software Products and Related Services
            between  Alternative   Technology  Resources,   Inc.   and  Resource
            Information Management Systems, Inc.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                                    (Registrant)




Dated:  February 14, 2001           /s/   JAMES W. CAMERON, JR.
                                    -------------------------------------------
                                    James W. Cameron, Jr.
                                    Chairman of the Board and Chief Financial
                                    Officer (Principal Executive and Financial
                                    Officer)