Form 10-Q
period 2001-03-31
ALTERNATIVE TECHNOLOGY RESOURCES INC
filed 2001-05-08
CIK 885520

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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

Number of shares of common stock outstanding as of April 30, 2001: 59,368,844

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                            Condensed Balance Sheets
                                   (Unaudited)


                                                                        Fiscal Quarter      Fiscal Year End
                                                                          March 31,             June 30,
                               Assets                                        2001                 2000
                               ------                                   -------------        --------------
Current assets:
  Cash and cash equivalents                                             $   3,068,272        $   1,909,421
  Short-term investments                                                    3,360,286                    -
  Trade accounts receivable                                                    19,945               98,128
  Other current assets                                                        307,059               84,183
                                                                        -------------        -------------
Total current assets                                                        6,755,562            2,091,732
                                                                        -------------        -------------
Property and equipment:
  Equipment and software                                                      310,125              175,415
  Accumulated depreciation and amortization                                   (76,871)             (14,444)
                                                                        -------------        -------------
  Property and equipment, net                                                 233,254              160,971
                                                                        -------------        -------------
Prepaid annual license and service fees                                       526,170              250,000
                                                                        -------------        -------------
                                                                        $   7,514,986        $   2,502,703
                                                                        =============        =============

                 Liabilities and Stockholders' Equity (Deficit)
                 ----------------------------------------------
Current liabilities:
  Accounts payable and accrued interest payable to stockholders         $     648,781        $     613,630
  Notes payable to directors                                                        -               23,324
  Trade accounts payable                                                      147,346               97,205
  Accrued payroll and related expenses                                        163,621              167,507
  Accrued preferred stock dividends                                           283,195              735,001
  Other current liabilities                                                   212,769              273,018
                                                                        -------------        -------------
Total current liabilities                                                   1,455,712            1,909,685
                                                                        -------------        -------------
  Convertible notes payable to stockholder                                  2,228,815                    -
  Notes payable to stockholder(s)                                           1,511,635            3,567,424
                                                                        -------------        -------------
Total notes payable to stockholders                                         3,740,450            3,567,424
                                                                        -------------        -------------
Commitments and contingencies

Stockholders' equity (deficit):
  Convertible preferred stock, $6.00 par value - 1,200,000 shares authorized,
204,167 shares designated Series D issued and outstanding at June 30, 2000;
liquidation preference value of $1,960,003
    At June 30, 2000                                                                -            1,225,002
  Common stock, $0.01 par value - 100,000,000 shares authorized;
    59,368,844 shares issued and outstanding at March 31, 2000
(55,329,605 at June 30, 2000)                                                 593,689              553,297
  Additional paid-in capital                                               49,058,044           35,879,513
  Accumulated other comprehensive income (loss)                                 1,610                    -
  Accumulated deficit                                                     (47,334,519)         (40,632,218)
                                                                        -------------        -------------
Total stockholders' equity (deficit)                                        2,318,824           (2,974,406)
                                                                        -------------        -------------
                                                                        $   7,514,986        $   2,502,703
                                                                        =============        =============

See accompanying notes to condensed financial statements.

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                   Three Months Ended                 Nine Months Ended
                                                        March 31,                         March 31,
                                                  2001             2000            2001              2000
                                             ------------     ------------     ------------     ------------
Contract Programming
   Contract programming revenue              $     46,385     $    543,133     $    272,215     $  2,188,410
   Contract termination fees                            -                -                -            5,453
   Programmer costs                               (35,937)        (377,446)        (210,108)      (1,483,913)
   Start-up and other costs                          (982)         (36,104)          (9,265)        (393,074)
                                             ------------     ------------     ------------     ------------
Contract programming gross profit                   9,466          129,583           52,842          316,876

Product development and start-up costs         (1,227,696)        (307,854)      (3,523,618)        (543,674)

Selling, general and administrative              (640,279)        (322,242)      (3,271,838)        (876,722)
                                             ------------     ------------     ------------     ------------
Loss from operations                           (1,858,509)        (500,513)      (6,742,614)      (1,103,520)

Other income (expense)
   Interest income                                114,057           23,588          379,693           42,495
   Interest expense to stockholders
     and directors                               (102,789)        (173,457)        (339,380)      (2,792,114)
                                             ------------     ------------     ------------     ------------
Total other income (expense)                       11,268         (149,869)          40,313       (2,749,619)
                                             ------------     ------------     ------------     ------------
Net loss                                     $ (1,847,241)    $   (650,382)    $ (6,702,301)    $ (3,853,139)
                                             ============     ============     ============     ============
Preferred stock dividends in arrears                    -          (30,625)        (886,142)         (91,875)
                                             ------------     ------------     ------------     ------------
Net loss applicable to common stockholders   $ (1,847,241)    $   (681,007)      (7,588,443)    $ (3,945,014)
                                             ============     ============     ============     ============
Net loss per share                           $      (0.03)    $      (0.01)    $      (0.13)    $     (0.08)
                                             =============    ============     ============     ===========
Shares used in per share calculations          59,358,090       55,056,986       58,454,427       48,702,083
                                             =============    ============     ============     ============


See accompanying notes to condensed financial statements.

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                      Nine Months Ended
                                                                          March 31,
                                                                 2001                   2000
                                                             ------------          ------------

Net cash used in operating activities                        $ (5,100,044)         $ (1,247,688)
Cash flows used in investing activities:
   Purchases of property and equipment                           (134,709)              (54,198)
   Purchases of short-term investments
     (net of securities)                                       (3,358,676)                    -
                                                             ------------          ------------
Net cash used in investing activities                          (3,493,385)              (54,198)

Cash flows from financing activities:
   Proceeds from sale of common stock                           9,560,345             3,712,346
   Proceeds from exercise of options and warrants                  42,233               120,584
   Proceeds from notes payable to stockholders                    233,026               342,834
   Payments on notes payable to stockholders                      (60,000)              (33,500)
   Proceeds from notes payable to directors                             -                 2,780
   Payments on notes payable to directors                         (23,324)              (21,646)
                                                             ------------          ------------
Net cash provided by financing activities                       9,752,280             4,123,398
                                                             ------------          ------------
Net increase in cash                                            1,158,851             2,821,512
Cash at beginning of period                                     1,909,421                32,643
Cash at end of period                                        $  3,068,272          $  2,854,155
                                                             ============          ============


See accompanying notes to condensed financial statements.

PART I. FINANCIAL INFORMATION
Item 1  Financial Statements



                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                     Notes to Condensed Financial Statements
                                 March 31, 2001
                                   (Unaudited)

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

In the opinion of management, the unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the Company's financial position at March 31, 2001 and June 30, 2000, results of operations for the three and nine month periods ended March 31, 2001 and 2000, and cash flows for the nine months ended March 31, 2001 and 2000. The results for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2001.

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

Note 2 - Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. At March 31, 2001 substantially all of ATR's cash was invested in corporate bonds and money market accounts. Such investments where the original maturity date is 90 days or less are considered to be cash equivalents, short-term investments are those with maturity dates of 91 days to one year from the date of purchase.

Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", all debt securities are

PART I. FINANCIAL INFORMATION
Item 1  Financial Statements


designated as available-for-sale. Available-for-sale securities are carried at fair value, which is determined based upon the quoted market prices of the securities with unrealized gains and losses reported in stockholders equity (deficit). Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.
Interest and dividends on securities classified as available-for-sale are included in interest income.

Note 3 - WebMD Corp. Agreement

In fiscal year 2000, the Company paid $250,000 to WebMD upon a promotional announcement of the Company's Internet Exchange program on WebMD's Internet consumer portal. This payment is an annual service fee, which will be amortized over a 12-month period beginning in the month that the Internet Exchange is available on WebMD's Internet consumer portal. No amounts have been amortized to date.

Note 4 - Financing Arrangements

See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Note 5 - Commitments

The Company signed agreements effective in January 2001 with an application services provider to license, support and run software to process medical bills submitted to the Company's Internet exchange for healthcare services. The agreements are for a term of 66 months. They require payment for set-up, training and implementation estimated to be about $145,000, monthly minimum payments currently of about $35,000 and additional fees that are transaction based if volumes exceed levels included in the monthly minimums. In addition, an initial base license fee of $250,000 was paid in the quarter ending March 31, 2001. This license fee is classified as a non-current asset and is being amortized over the term of the agreement.

These agreements may be terminated upon the occurrence of an event permitting termination outlined in the Master Agreement without penalty to either party.

Note 6 - Comprehensive Loss

Total comprehensive loss for the three months ended March 31, 2001 and 2000 was $1,849,730, and $650,382, and $6,700,691 and $3,853,139 for the nine months ended March 31, 2001 and 2000, respectively. Other comprehensive income (loss) represents the net change in unrealized gains (losses) on available-for-sale securities.

PART I. FINANCIAL INFORMATION
Item 1  Financial Statements


Note 7 - Related Party Transactions

On October 17, 2000, the Company engaged Saturn Capital, Inc. to assist the Company on certain financial advisory and business matters. In consideration for Saturn Capital's services, the Company issued 55,000 shares of common stock at that day's closing value of $1.90 per share. Accordingly, in November 2000, the Company recorded an expense of $105,000 for these consulting services. Saturn Capital is an affiliate company of Saturn Asset Management, Inc. of which Mr. McCormick, the Company's Chief Executive Officer, is a managing director.

Note 8 - Derivative Financial Instruments

In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS 133) which was adopted by the Company on January 1, 2001. This statement, as amended, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 did not have an effect on the Company's financial statements, since the Company does not invest in derivative instruments or engage in hedging activities.

Note 9 - Product Development and Start-Up Costs

In accordance with SOP 98-5 "Reporting on the Costs of Start-Up Activities", start-up costs associated with the Internet Exchange business have been expensed as incurred.

PART I.   FINANCIAL INFORMATION
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


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

In August 1999, James W. Cameron, Jr., ATR's largest stockholder, was named Chairman and Chief Executive Officer. Under his direction the Company identified what it believes to be a significant business opportunity and began developing a business model involving the establishment of an Internet Exchange for healthcare services under the name "DoctorAndPatient." In line with its business strategy to focus on the establishment of an Internet Exchange, the Company suspended recruitment for the contract programming division in December 1999 and is currently finalizing the conversion of the remaining computer programmers to become the customers' employees.

In February 2000, Jeffrey S. McCormick assumed the position of ATR's Chief Executive Officer. Mr. McCormick has significant experience in financing, managing and growing early stage development companies as a managing director of Boston-based Saturn Asset Management, Inc. Mr. McCormick has served as an advisor or director of several Internet and electronic commerce companies over the last six years. As ATR's CEO, Mr. McCormick is responsible for all phases of development, implementation and operation of ATR's Internet Exchange. Mr. Cameron still acts as Chairman and the Company's Chief Financial Officer, and expects to continue to play an active and substantial role in formulating ATR's business strategy and policy. Mr. Cameron and Mr. McCormick have focused ATR on using the experience of the management team in health care and information technology to establish the Internet Exchange. The development of this business has become the Company's primary focus.

The purpose of the Internet Exchange is to utilize the Internet and other technologies to provide administrative, billing and re-pricing services, as well as a direct and efficient connection between Providers and Purchasers (both defined below) and/or their agents ATR is developing a proof of concept of its Internet Exchange, which it began testing with a limited number of providers in

PART I.   FINANCIAL INFORMATION
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


this quarter ending March 31, 2001. The Company is still receiving, processing and analyzing data and the results of the Company's testing will determine the amount and timing of remaining development related costs and when the Internet Exchange may become commercially available.

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

Financial Condition

Cash and cash equivalents increased approximately $1.2 million and short-term investments increased approximately $3.4 million since June 30, 2000 primarily as a result of the Company selling 3,333,334 shares of its common stock at a price of $3.00 per share in a private placement in August 2000 [See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."]. The transaction was also the primary cause for the Company's stockholders' deficit of $2,974,406 at June 30, 2000 becoming positive stockholders' equity of $2,318,824 at March 31, 2001. At March 31, 2001 substantially all of ATR's cash was invested in corporate bonds and money market accounts.

Because the Company is emphasizing the development of the Internet Exchange and phasing out its contract programming services, the results of operation for the nine months ended March 31, 2001 may not be indicative of results of operations for the year ended June 30, 2001.

Results of Operation

Contract programming

Contract Programming Revenue. Contract programming revenue results primarily from sales of programmer services. Revenue for the three and nine month periods ended March 31, 2001 decreased $496,748 or 91% and $1,916,195 or 88% over the

PART I.   FINANCIAL INFORMATION
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


same periods of the previous year. This decrease is due to a reduction in the monthly average number of contract programmers working at customer sites in the period ended March 31, 2001, compared to the same period in the prior year. This decline in the number of programmers at customer sites started in the last half of fiscal year 1999, and is due to several customers choosing to exercise a contract termination provision which allowed them to convert, for a fee, ATR's programmers to their employees. The Company escalated this conversion process during fiscal years 2000 and 2001 to enable it to focus its business strategy toward developing its Internet Exchange for healthcare services.

The remaining contract programmers will be converted to customer employees and the phase out of contract programming services is expected to be complete and all expenses incurred by the end of this fiscal year, June 30, 2001.

Contract Termination Fees. Contract termination fees are amounts received from customers when they exercise the contract provision, which allows them to convert ATR's programmer to their employee. These fee amounts are stipulated in customer contracts, are based on the length of time remaining under the contract, and are recognized as revenue when such contract provisions are invoked. Although contract termination fees are common in the industry, the number and frequency of exercises of the "buy-out" provisions is unpredictable.

Programmer Costs. Programmer costs are the salary, and other wage and benefit costs of ATR's programmer employees. These costs decreased 90% and 86% for the three and nine month periods ended March 31, 2001, compared to the same periods last year. This decrease is primarily due to the reduction in the number of contract programmers working at customer sites as discussed above in "Contract Programming Revenue".

Start-up and Other Costs. Start-up and other costs are the costs of recruiting fees, training, and travel for programmer employees coming to the United States from the Former Soviet Union for the first time, relocation costs within the United States, and legal and other costs related to obtaining and maintaining compliance with required visas, postings and notifications. Start-up and other costs are expensed as incurred.

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

Start-up and other costs decreased $35,122 and $383,809 in the three and nine month periods ended March 31, 2001, as compared to the same periods in fiscal

PART I.   FINANCIAL INFORMATION
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


2000. This decrease is due to ceasing to recruit programmer employees and a decrease in the number of programmers who were in the United States but not working at customer sites.

Contract Programming Gross Profit. The gross profit on contract programming revenue was 20% and 19% for the three and nine month periods ended March 31, 2001, compared to 24% and 14% for the same periods in fiscal 2000. The decrease for the three month period ending March 31, 2001 is primarily due to the average number of two programmers placed at customer sites compared to the average number of twenty-six for the same quarter at March 31, 2000. The increase for the six month period ending March 31, 2001 is primarily due to the significant decrease in start-up and other costs compared to the same period of the previous year.

Product Development and Start-Up Costs

In October 1999 the Company began incurring costs to develop its Internet Exchange. Costs incurred are primarily the salary and other wage and benefit costs of ATR's employees involved in recruiting the network of healthcare providers and other start-up costs. In accordance with SOP 98-5 "Reporting on the Costs of Start-Up Activities", start-up costs associated with the Internet Exchange business have been expensed as incurred.

ATR is developing a proof of concept of its Internet Exchange, which it began testing with a limited number of providers in this quarter ending March 31, 2001. The Company is still receiving, processing and analyzing data and the results of the Company's testing will determine the amount and timing of remaining development related costs and when the Internet Exchange may become commercially available.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses ("SG&A"). SG&A expenses increased $318,037 and $2,395,116 for the three and nine month periods ended March 31, 2001 respectively, compared to the same periods of the prior fiscal year. This increase is due primarily to non-cash compensation in the engagement of Saturn Capital Inc., in a financial advisory capacity ($105,000) in November 2000, non-cash employee compensation related to the purchase of common stock in the Company's August 2000 private placement by the Company's Chief Executive Officer and related entities ($1,458,000), non-cash compensation due to conversion of Series D Preferred Stock into common stock by the Company's Chairman of the Board ($317,000) in September 2000 [see "Liquidity and Capital Resources"], and due to increased number of employees and related costs to support development efforts of the Internet Exchange.

PART I.   FINANCIAL INFORMATION
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


Other Income (Expense)

Interest Income. Interest income in fiscal 2001 is related to the short-term investment of cash balances. In fiscal 2000 interest income is related to the short-term investment of cash balances and to notes receivable from employees and officers of the Company. The increase is the result of greater cash balances in fiscal 2001 over fiscal 2000.

Interest Expense. Interest expense decreased $70,668 in the three months ended March 31, 2001 due to the September 2000 extension, from December 31, 2000 until December 31, 2001, of notes payable and accrued interest and fees to Mr. Cameron and the other note holder. Interest expense decreased $2,452,734 in the nine months ended March 31, 2001 primarily due to the benefit accruing to note holders in fiscal 2000 when conversion terms of a $1,000,000 convertible note were amended and due to the resulting decrease in Notes Payable to Stockholders [see "Liquidity and Capital Resources"].

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

Net Loss

Net loss increased $2,849,162 for the nine months ended March 31, 2001, compared to the same period in fiscal 2000 primarily due to the increases in product development and selling, general and administrative costs, offset by the increase in interest income and decrease in interest expense.

Preferred Stock Dividends in Arrears

Dividends are $794,267 higher for the nine months ended March 31, 2001, compared to the same period in fiscal 2000 due to the benefit associated with the exchange of the Series D Preferred Stock on September 11, 2000 for common stock in the amount of $862,033 [see "Liquidity and Capital Resources"].

PART I.   FINANCIAL INFORMATION
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


Basic and Diluted Net Loss Per Share

The Company's net loss per share has been computed by dividing net loss after deducting Preferred Stock dividends ($886,142 in fiscal year 2001 and $91,875 in fiscal year 2000) by the weighted average number of shares of Common Stock outstanding during the periods presented. Common Stock issuable upon conversion of Preferred Stock (for fiscal year 2000), common stock options and common stock warrants have been excluded from the net loss per share calculations as their inclusion would be anti-dilutive.

Liquidity and Capital Resources

Traditionally, the Company has used a combination of equity and debt financing and internal cash flow to fund operations and finance accounts receivable, but has incurred operating losses since its inception, which has resulted in an accumulated deficit of $47,334,519 at March 31, 2001. The Company's working capital at the end of March 31, 2001 was $5,299,850.

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

Subsequent to June 30, 1999, Mr. Cameron disposed of a portion of his interest in the Straight Note, reducing the balance due him to $711,885, plus accrued interest. On August 19, 1999, the Company's Board of Directors agreed with the

PART I.   FINANCIAL INFORMATION
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


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

The Company signed agreements effective in January 2001 with an application services provider to license, support and run software to process medical bills submitted to the Company's Internet exchange for healthcare services. The agreements are for 66 months. They require payment for set-up, training and implementation estimated to be about $145,000, monthly minimum payments currently of about $35,000 and additional fees that are transaction based if

PART I.   FINANCIAL INFORMATION
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


volumes exceed levels included in the monthly minimums. In addition, an initial base license fee of $250,000 was paid in this quarter ending March 31, 2001.

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

PART I FINANCIAL INFORMATION
Item 3 Quantitative and Qualitative Disclosures About Market Risk


The Company has long-term debt in the aggregate amount of $3,740,450 as of March 31, 2001 payable to two stockholders of the Company. The debt bears interest at 10.25% per annum and is due December 31, 2001. The Company does not believe that any change in interest rates will have a material impact on the Company during fiscal 2001. Further, the Company has no foreign operations and therefore is not subject to foreign currency fluctuations.

PART II. OTHER INFORMATION

Item 1, 2, 3, 4, 5, 6
None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                             (Registrant)




Dated:  May 8, 2001          /s/   JAMES W. CAMERON, JR.
                             ------------------------------------------
                             James W. Cameron, Jr.
                             Chairman of the Board and Chief Financial Officer
                             (Principal Executive and Financial Officer)