Form 10-K
period 2001-06-30
ALTERNATIVE TECHNOLOGY RESOURCES INC
filed 2001-09-28
CIK 885520

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2001

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

                     33 JEWEL COURT, PORTSMOUTH, N.H. 03801
          (Address of principal executive offices, including zip code)

                                 (603) 501-3200
                (Issuer's telephone number, including area code)

             Securities registered under Section 12 (b) of the Act:
          Title of Each Class Name of Each Exchange on Which Registered
                                      NONE

              Securities registered under Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State issuer's revenue for its most recent fiscal year:       $359,413

Aggregate market value of the Registrant's common voting stock held by non-affiliates of the Registrant on September 17, 2001 was $52,103,775 (based on the final trading price on that date).

Number of shares of Common Stock outstanding at September 17, 2001:  59,411,844

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders are incorporated by reference in Part III. The Proxy Statement will be filed within 120 days of the Company's fiscal year end.

                      Exhibit index is located on page 23.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

        Alternative Technology Resources, Inc. (hereinafter referred to as "ATR," the "Company" "we" or "us") has developed and is operating an Exchange for healthcare services ("Healthcare Exchange"). The purpose of the Healthcare Exchange is to utilize the Internet and other technologies to facilitate Provider initiated discounts and administrative, billing and remittance services for all commercial lines of business. The Healthcare Exchange offers a direct and efficient conduit between Providers and Purchasers of healthcare services and/or their agents, such as Preferred Provider Organizations.

        ATR's Healthcare Exchange began operations with a limited number of Providers and Purchasers in the quarter ending June 30, 2001. The Company continues to receive, process and analyze operating data, and the results of the Company's analysis will determine the amount and timing of remaining development related efforts.

        The Company is currently recruiting in twenty states medical doctors, medical groups, hospitals and other health care practitioners (collectively, "Providers") to offer their services, through the Healthcare Exchange to those who purchase or facilitate the purchase of healthcare services ("Purchasers").

        The Company has outsourced to multiple vendors portions of the development and operations of the information systems for its Healthcare Exchange. The Company signed agreements effective in January 2001 with an application services provider to license, support and run software to process medical bills submitted to the Company's Healthcare Exchange. ATR has also signed agreements to receive claims from Providers through electronic clearing houses and to convert paper claims into electronic formats. ATR is evaluating other potential technology vendors as well.

        ATR will not provide healthcare services, but rather expects to act as a neutral conduit for efficiency between Providers, Purchasers and their intermediaries including preferred provider organizations, that should benefit all. ATR believes that eliminating the costs associated with traditional "bricks and mortar" operations, creating economies of scale, facilitating access to Providers and Purchasers, streamlining overhead costs, exploiting possibilities for functional integration, reducing errors and speeding the payment of claims should allow Purchasers to pay less and Providers to recover more of what they bill.

HISTORY

        Alternative Technology Resources, Inc. was founded as 3Net Systems, Inc. in 1989. In August 1999, James W. Cameron, Jr., the Company's largest stockholder, was named Chairman and Chief Executive Officer. Under his direction the Company identified what it believes to be a significant business opportunity and began developing a business model involving the establishment of a Healthcare Exchange under the name "DoctorandPatient."

        In February 2000, Jeffrey S. McCormick assumed the position of the Company's Chief Executive Officer. Mr. McCormick has significant experience in financing, managing and growing early stage development companies as a managing director of Boston-based Saturn Asset Management, Inc. Mr.

McCormick has served as an advisor or director of several Internet and electronic commerce companies over the last six years. As the Company's CEO, Mr. McCormick is responsible for all phases of development, implementation and operation of the Company's Healthcare Exchange. Mr. Cameron still acts as Chairman and Chief Financial Officer and continues to play an active and substantial role in formulating the Company's business strategy and policy.

        The Company is using its management's experience in health care and information technology to establish the Healthcare Exchange, which has become the Company's sole focus. At present, the Healthcare Exchange is operating with a limited number of Providers so the Company can refine its model and determine the amount and timing of remaining development efforts. ATR's previous business was recruiting, hiring, and training foreign computer programmers and placing them with U.S. companies. In line with the Company's strategy to focus on the establishment of a Healthcare Exchange for health care services, ATR suspended recruitment of foreign computer programmers in December 1999 and began pursuing the conversion of foreign computer programmers to become employees of ATR's customers. This conversion process was complete as of June 30, 2001.

OVERVIEW OF THE INDUSTRY

        According to the Healthcare Financing Administration ("HCFA"), in 1999 health care in the United States was a $1.2 trillion dollar industry, up 5.6% from 1998 and comprising approximately 13% of gross domestic product. The industry is characterized by extremely complex decision-making, high fragmentation, high barriers to entry, rising costs and slow adoption and incorporation of many information technologies. The health care industry's poor rate of investment in technological innovation has created a system rampant with inefficiencies. According to the Health Data Directory, less than 39% of private sector billing claims (including commercial, indemnity, PPO and HMO claims) were automated in 1999. Even those that are automated often have processing delays because of myriad reasons, including improper coding of information, inaccurate data on patients and improper eligibility information. Waste in the acquisition, delivery and processing of billing and payment for health services has been widely reported and documented. The Company believes that there are gaps and inefficiencies in the purchasing process and in billing and claims processing systems creating a key business opportunity for the Healthcare Exchange.

        In its simplest form, health care can be described as the demand for services by individuals ("Patients") and the supply of services by Providers, which include medical doctors, hospitals, physical therapists and other health practitioners. Providers often form groups and practice associations. Purchasers include Patients and various forms of third parties, such as HMO's, insurance companies, Medicare, Medicaid and self-insured employers, that act as purchaser and payor for services provided to Patients.

        In most instances, Patients are members of a health service purchasing group or pool commonly offered by Purchasers. The members' health coverage is described in a plan that spells out what care is fully, partially or not covered, rules relating to payment and deductibles, selection of Providers, use of specialists, required permissions, exclusions and so on. In these circumstances, Patients rarely pay Providers directly except for co-payments and deductibles that represent only a fraction of the total bill.

        Purchasers pay Providers generally after considerable delay. Provider bills are reviewed by Purchasers and their managed care companies to verify Patient's eligibility, plan group membership, compliance with treatment and billing format and rules, and other plan provisions. The Provider's bill often is adjusted for violations and errors. Providers, like their Patients, often do not understand many health plans and may accept incorrect payment lowered by reductions they do not understand.

        There are a large number of variations of the above
Patient-Provider-Purchaser relationship - such as HMOs, PPOs, Medicare, Medicare enrolled HMOs, Medicaid - all of which involve some combination or redistribution of some of the functions described.

        In a cash model, the Patient will pay the Provider directly. For many Americans, this simple cash model is the only one possible for all or much of their care. In many cases, these individuals may have the financial wherewithal to pay for many health services. However, Providers generally do not have the time, inclination or capability to seek out these cash Patients.

BUSINESS DESCRIPTION

        The purpose of the Healthcare Exchange is to utilize the Internet and other technologies to facilitate Provider initiated discounts and administrative, billing and remittance services for all commercial lines of business. The Healthcare Exchange offers a direct and efficient conduit between Providers and Purchasers of health care services, their PPOs' and/or their agents. Providers submit bills to the Company, who reprices the bills to the Provider's Healthcare Exchange rate, including adding a transaction-processing fee, and then routes them to Purchasers or their intermediaries. The Company receives payments from Purchasers on behalf of Providers, and then remits payments to Providers.

        RELATIONSHIP TO THE PROVIDER

        The Company has developed the Healthcare Exchange for Providers (including Provider groups) to market their services to Purchasers more efficiently. The Company believes eliminating costs and delays in the billing process should allow Providers to recover more of what they bill. In the United States, there are approximately 750,000 medical doctors, 6,000 hospitals and 539,000 licensed ancillary Providers (such as chiropractors, optometrists, physical therapists and physician assistants) and suppliers (such as pharmacies, durable medical equipment suppliers, and transportation). The Company is currently marketing to and entering into contracts with Providers. A transaction-processing fee will be added to bills received from Providers and routed to Purchasers or their intermediaries.

        RELATIONSHIP TO PURCHASERS

        The Company has developed the Healthcare Exchange so Purchasers can access services offered by Providers. The Company believes eliminating costs and delays in the billing process should allow Purchasers to reduce costs. The Company will process medical bills submitted to the Healthcare Exchange so as to add efficiencies to the purchasing and processing function. We will make these additional services available to Purchasers on a contractual basis and through Provider initiated discount offers. Purchasers may contract with us in order to receive Providers' offered rates, and in order to lower their costs by receiving bills electronically and pre-priced. The goal of this system is to introduce additional cost certainty and to streamline the billing and payment process. A transaction-processing fee will be charged to Purchasers or their intermediaries.

        RELATIONSHIP TO INDIVIDUAL UNINSURED AND UNDER INSURED PURCHASERS

        In September 1999, the Company entered into an agreement with WebMD Corp. to develop a web-based portal through which individual uninsured and under insured Patients can procure healthcare services. Currently both parties are reevaluating this agreement, given changed directions and priorities of each company. The agreement has not formally been modified or terminated, nor has either party proposed any specific changes. However, neither party is currently devoting any substantial resources to this project. (See Note 4 to Financial Statements.)

        APPLICATION SERVICES PROVIDER

        The Company signed agreements effective in January 2001 with an application services provider to license, support and run software to process medical bills submitted to the Company's Healthcare Exchange. The agreements are for a period of 66 months. They required payment of an initial base license fee of $250,000, which is being amortized over 66 months, and start-up costs, including data center set up, training and implementation fees of approximately $145,000, which were expensed. The agreements require monthly minimum payments currently of about $35,000 and additional fees that are transaction based if volumes exceed levels included in the monthly minimums.

COMPETITION

        The Company's Healthcare Exchange generally will endeavor to cooperate with certain established preferred provider organizations, integrated delivery systems and health plans and other companies offering "discount plans" to potential Purchasers, and Internet companies. However, such plans and companies may choose to compete against the Healthcare Exchange and its purchasers, providers and affiliated organizations. These industries are intensely competitive and rapidly evolving.

        Increased competition in the industry could result in price reductions, reduced gross margins or loss of market share, which could seriously harm the Company's business and operating results. The Company's success depends on the ability to market the Healthcare Exchange to potential Providers and Purchasers and their agents. The Company believes that the principal competitive factors in this market are health and managed care expertise, data integration and transfer of technology, ability to persuade Providers and Purchasers to accept new technology and new models, customer service and support and product and service fees. Competition is expected to increase in the future.

        As a new participant in the health care industry, the Company's potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and significantly greater name recognition. In addition, many of the Company's competitors have well-established relationships with the Company's current and potential Purchasers and have extensive knowledge of the industry. Current and potential competitors have established or may establish strategic relationships among themselves or with third parties to increase the ability of their products and services to address Purchaser needs. These competitors may seek and obtain business method patents on portions of or all their operations, which could effectively preclude the Company from competing with the most efficient model. Also, other companies may implement a similar Internet strategy. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

GOVERNMENT REGULATION

        The Company's operations are subject to various federal and state laws. The Company believes that its operations currently comply with such laws, but there can be no assurance that subsequent laws, or subsequent changes in current laws or legal interpretations, will not adversely affect the Company's operations.

        The confidentiality of patient records and claims data and the circumstances under which records and data may be released or must be secured for inclusion in the Company's databases may be subject to substantial regulation by state governments. These state laws govern both the disclosure and the use of confidential patient medical records. Although compliance with these laws currently is principally the responsibility of Providers and health plans, these regulations may be extended to cover the business and the claims data and other information that are included in the Company's databases. If these laws are extended to cover the Company's business, the Company may be required to expend additional resources in order to comply with these laws, including changes to the Company's security practices, and may be exposed to greater liability in the event of failure to comply with these laws.

        The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") mandates the use by health plans of standard transactions, identifiers, security and other provisions. The Company plans to design its products and services to comply with HIPAA, but any change in federal standards would require the Company to expend additional resources. Finally, the Federal Trade Commission has become very active in investigating privacy issues on the Internet within its jurisdiction over unfair and deceptive trade practices.

        The offering of health provider services is subject to extensive regulation under state laws. Under some state laws, regulators may take the position that a registration fee for Purchaser access to favorable fees from Providers requires meeting the requirements for licensing as a health plan or health insurer. In addition, to the extent that fees are paid by Providers, state regulators could assert that the Company's Healthcare Exchange is a referral agency, which requires licensing under many state laws, or that Providers are paying prohibited referral fees, which could subject the Provider or the Company to civil or criminal penalties. In addition, the Company's relationships with Purchasers may require licensing or certifications in some states. Also, although the Company does not currently anticipate entering the Medicare or state Medicaid markets, similar federal regulations could adversely impact the business. Because the e-commerce business is relatively new to the provider network industry, the impact of current or future regulations is difficult to anticipate.

        In November 1999, the California Department of Corporations, Health Enforcement Division, announced that it is taking enforcement action against discount health benefit card plans conducting operations in California in violation of the Health Care Service Plan Act of 1975 (the "HCSP Act"). In October 1999, the Department issued the Company a subpoena with respect to documents relating to the Company's relationship with WebMD Corp. and the potential of being a health care service plan under the Department's jurisdiction. The Company has responded to this subpoena. We do not believe our Healthcare Exchange is within the scope of the HCSP Act. Further, in June 2001 the California Department of Managed Health Care, which now resolves questions of law regarding the HCSP Act, issued an opinion that discount health benefit card plans are not health care service plans subject to the HCSP Act.

        As we develop our business plan, compliance with or prohibitions by state regulations could delay or eliminate certain aspects of our business or force us to modify our business, which could have a material adverse impact on our business and prospects.

HUMAN RESOURCES

        At August 31, 2001, the Company had 76 employees, consisting of 33 employees located in Sacramento, and 41 employees in satellite offices in 18 states, including California, and 2 employees in the Company's headquarters located in Portsmouth, New Hampshire. This includes Provider Development staff of 43 that is recruiting medical providers for contracting in 32 markets in 22 states for the Healthcare Exchange.

INSURANCE

        The annual coverage limits for the Company's general premises liability, professional liability and workers' compensation insurance policies are $3,000,000 for liability insurance policies and $1,000,000 for workers' compensation. ATR also has a $1,000,000 policy for errors and omissions insurance. Management believes such limits are adequate for the Company's business; however, there can be no assurance that potential claims will not exceed the limits on these policies.

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

WE ONLY HAVE A LIMITED OPERATING HISTORY IN THE HEALTH CARE AND INTERNET INDUSTRIES THAT INVESTORS MAY USE TO ASSESS OUR FUTURE PROSPECTS.

        Although we have been an operating company in the computer programmer recruiting and placement industry for several years, we only recently began operating in the Internet and health care industries. We have not generated significant revenues and may never generate sufficient revenues to achieve profitability in this new venture. We have limited experience addressing challenges frequently encountered by early-stage companies in the electronic commerce and health care industries. Accordingly, our limited operating history does not provide investors with a meaningful basis for evaluating an investment in our common stock.

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

OUR CURRENT OPERATIONS ARE NOT PROFITABLE AND WE HAVE A HISTORY OF SIGNIFICANT LOSSES.

        We have experienced losses since our inception. Our net loss applicable to common stockholders for the years ended June 30, 2001 and 2000 was $9,800,897 and $4,938,141. As of June 30, 2001 we have completed the phase out of the contract programmer operations that resulted in previous operating losses.

However, there is no assurance we can develop our Healthcare Exchange into a profitable and sustainable business. As a result, the report of independent auditors on the Company's June 30, 2001 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

WE MAY BE REQUIRED TO OBTAIN ADDITIONAL FINANCING.

        Based on the steps the Company has taken to refocus its operations and obtain additional financing, the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern, and that this plan will enable the Company to continue as a going concern through at least the end of fiscal 2002. However, the Company believes it will need to raise additional funds during fiscal 2002. There can be no assurance that this plan will be successfully implemented. If unsuccessful the Company may be required to reduce the development efforts of its Healthcare Exchange or be forced into seeking protection under federal bankruptcy laws. Traditionally, we have relied on major stockholders or affiliates to finance our operations. However, there can be no assurance that they will continue to do so. The issuance of additional shares of common stock will dilute the ownership of existing stockholders.

OUR GROWTH DEPENDS ON INDUSTRY ACCEPTANCE OF OUR HEALTH CARE PRODUCTS AND SERVICES.

        The time, expense and effort of securing Purchasers and Providers may exceed our expectations and may negatively impact our business and operating results. The decision to implement our products and services requires time intensive education of both Providers and Purchasers of the advantages of our products and services. The failure of industry participants to accept our services and products as a replacement for traditional methods of operations could limit our revenue growth. We, therefore, will devote significant resources and incur costs without any assurance that sufficient medical providers will join our network or that Purchasers will use our products or services. In the event that Purchasers do not use our products or services, we may have incurred substantial costs that cannot be recovered and which will not result in future revenues.

OUR FUTURE REVENUE GROWTH DEPENDS UPON OUR ESTABLISHMENT AND MAINTENANCE OF SUCCESSFUL RELATIONSHIPS WITH PROVIDERS AND STRATEGIC VENDORS IN ORDER TO ATTRACT PURCHASERS TO OUR PRODUCTS AND SERVICES.

        We believe that our future revenue growth depends in part upon the successful creation and maintenance of relationships with Providers, Purchasers and strategic vendors. To date we have established relationships with a small number of the Providers that we are targeting. In order to successfully attract Purchasers, we may need to have a large number of relationships with Providers with diverse practices and over broad geographic areas. We may not be able to adequately develop relationships with the number of Providers necessary to achieve this type of coverage and those already existing relationships with Providers may not be ultimately successful.

        The Company signed agreements effective in January 2001 with an application services provider to license, support and run software to process medical bills submitted to the Company's Healthcare Exchange. ATR has also signed agreements to receive claims from Providers through electronic clearing houses and to convert paper claims into electronic formats. These relationships are non-exclusive.

        In September 1999, ATR entered into an agreement with WebMD Corp. to develop a web-based portal through which Patients can procure health services. This relationship is nonexclusive and the status of the project is currently being reevaluated by the parties.

        We may enter into additional strategic relationships in the future and are currently evaluating other potential technology vendors. Strategic vendors may offer products or services of several different companies, including products and services that compete with our products or services. Strategic vendors may be influenced by our competitors to scale back or end their relationships with us. We may not establish additional strategic relationships, and any relationships we do establish ultimately may be unsuccessful.

        If we are unable to establish and maintain successful relationships with Providers or strategic vendors, we may have to devote substantially more resources to the sales and marketing of our products and services.

THE FAILURE OF OUR PROVIDERS TO PROVIDE HIGH QUALITY SERVICES WILL DIMINISH OUR BRAND VALUE AND THE NUMBER OF PURCHASERS WHO USE OUR PROPOSED SERVICES MAY DECLINE.

        Promotion of our brand value depends on our ability to provide a high quality experience for finding Providers. If our Providers do not provide Purchasers high quality service, the value of our services could be damaged and the number of Purchasers using our proposed services may decrease. The failure by our Providers to provide the level of health care that Purchasers expect will result in low satisfaction, damage our brand name and could materially and adversely affect our business, results of operations and financial condition.

FAILURE TO MANAGE OUR GROWTH EFFECTIVELY COULD HARM OUR BUSINESS AND OPERATING RESULTS.

        We recently have hired a significant number of new employees, including a key executive. We will continue to add personnel to maintain our ability to grow in the future. Our growth will place significant strain upon our management and operational systems and resources. We must integrate our new employees and key executive into a cohesive team and at the same time increase the total number of employees and train and manage our employee work force in a timely and effective manner to expand our business. We may not be able to do so successfully.

OUR BUSINESS COULD SUFFER IF THE INTEGRITY OF OUR SYSTEMS AND THE SYSTEMS OF THOSE THIRD PARTIES WE DEPEND ON ARE INADEQUATE.

        We will depend on third parties to develop significant portions of the information systems for our Healthcare Exchange. Any failure of the systems we are developing, or those of other third parties, could harm our business and operating results. Once implemented, we intend that these systems will process vast amounts of pricing and financial data and execute large numbers of payment transactions. Any delay or failure in these systems or in our ability to communicate electronically with Purchasers or in our ability to collect, store, analyze or process accurately pricing and financial data may result in the denial of claims, or in the delay or failure to execute payment transactions accurately. This type of delay or failure would harm our business and operating results.

OUR BUSINESS AND REPUTATION MAY BE HARMED IF WE ARE UNABLE TO PROTECT THE PRIVACY OF OUR CONFIDENTIAL HEALTH INFORMATION.

        Our information systems and Internet communications may be vulnerable to damage from physical break-ins, computer viruses, programming errors, attacks by computer hackers and similar disruptive problems. A user who is able to access our computer or communication systems, when developed, could gain access to confidential health information of individuals. Therefore, a material security breach could harm our business and our reputation or could result in liability to us.

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

        Our future profitability depends, in part, upon increased Provider and Purchaser demand for additional Internet and e-commerce solutions that we are in the process of developing or may develop in the future.

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

STATE LAWS AND REGULATIONS CONCERNING THE MARKETING OF HEALTH PROVIDER SERVICES OVER THE INTERNET COULD HARM OUR BUSINESS AND OPERATING RESULTS.

        The offering of health provider services is subject to extensive regulation under state laws. Under some state laws, regulators may take the position that a registration fee for Purchaser access to favorable fees from Providers requires meeting the requirements for licensing as a health plan or health insurer. In addition, to the extent that fees are paid by Providers, state regulators could assert that the Company's Healthcare Exchange is a referral agency, which requires licensing under many state laws, or that Providers are paying prohibited referral fees, which could subject the Provider or the Company to civil or criminal penalties. In addition, the Company's relationships with Purchasers may require licensing or certifications in some states. Also, although the Company does not currently anticipate entering the Medicare or state Medicaid markets, similar federal regulations could adversely impact the business. Because the e-commerce business is relatively new to the provider network industry, the impact of current or future regulations is difficult to anticipate.

        In November 1999, the California Department of Corporations, Health Enforcement Division, announced that it is taking enforcement action against discount health benefit card plans conducting operations in California in violation of the Health Care Service Plan Act of 1975 (the "HCSP Act"). In October 1999, the Department issued the Company a subpoena with respect to documents relating to the Company's relationship with WebMD Corp. and the potential of being a health care service plan under the Department's jurisdiction. The Company has responded to this subpoena. We do not believe our Healthcare Exchange is within the scope of the HCSP Act. Further, in June 2001 the California Department of Managed Health Care, which now resolves questions of law regarding the HCSP Act, issued an opinion that discount health benefit card plans are not health care service plans subject to the HCSP Act.

        As we develop our business plan, compliance with or prohibitions by state regulations could delay or eliminate certain aspects of our business or force us to modify our business, which could have a material adverse impact on our business and prospects.

INTERNET COMMERCE HAS YET TO ATTRACT SIGNIFICANT REGULATION, BUT GOVERNMENT REGULATIONS MAY RESULT IN ADMINISTRATIVE MONETARY FINES, PENALTIES OR TAXES THAT MAY REDUCE OUR FUTURE EARNINGS.

        There are currently few laws or regulations that apply directly to the Internet. Because our business utilizes the Internet, the adoption of new (or applications of existing) local, state, national or international laws or regulations may decrease the growth of Internet usage or the acceptance of Internet commerce which could, in turn, decrease the demand for our services and increase our costs or otherwise have a material adverse effect on our business, results of operations and financial condition.

WE FACE A RISK OF LITIGATION.

        We have been involved in several significant litigation matters in our history. No assurances can be given that additional legal proceedings will not be initiated against us. In addition, involvement in litigation will require us to spend time and pay expenses to defend ourselves, which will have an adverse effect on our operations and financial condition and results. The health care and Internet industry that we are entering into may cause us to face an increased risk of litigation. Patients who file lawsuits against doctors often name as defendants all persons and companies with any relationship to the doctors.

OUR COMMON STOCK PRICE IS VOLATILE AND COULD BE IMPACTED BY FLUCTUATING RESULTS IN THE FUTURE AND BY GENERAL MARKET CONDITIONS.

        Our common stock price is volatile and could be impacted by fluctuating results in the future and by general market conditions. Our common stock is quoted and traded on the OTC Bulletin Board and the public market for our common stock has been limited, sporadic and highly volatile. Between July 1, 2000 and June 30, 2001, the closing price of a share of our Common Stock ranged from a low of $1.34 to a high of $4.81. There can be no assurance that a more active trading market for our common stock will develop or be sustained.

OUR EXECUTIVE OFFICERS AND EXISTING STOCKHOLDERS HAVE SIGNIFICANT CONTROL.

        Our executive officers, directors and holders of over five percent (5%) of our stock and their affiliates beneficially own approximately 80% of the outstanding shares of our common stock as of June 30, 2001. As a result, if these holders act as a group, they may be able to control us and direct our affairs, including the election of directors and approval of significant corporate transactions without further approval by other stockholders. This concentration of ownership also may delay, defer or prevent a change in control of our company, and make some transactions more difficult or impossible without the support of these stockholders.

OUR STOCK PRICE MAY BE AFFECTED BY THE AVAILABILITY OF SHARES FOR SALE IN THE NEAR FUTURE, AND THE FUTURE SALE OF LARGE AMOUNTS OF OUR STOCK, OR THE PERCEPTION THAT SUCH SALES COULD OCCUR, COULD NEGATIVELY AFFECT OUR STOCK PRICE.

        On August 28, 2000, we completed the sale of $10 million of our common stock at $3.00 per share resulting in the issuance of 3,333,334 shares of our common stock. Proceeds, net of offering costs, were approximately $9,560,345.

        On September 11, 2000, we agreed with one of our note holders to extend the due date on notes totaling $2,288,815 including interest, in consideration of such notes becoming convertible promissory notes. The convertible promissory notes are convertible into common stock at $3.00 per share at the note holder's option.

        Also on September 11, 2000, we agreed with the Series D Preferred stockholders to exchange all their outstanding Series D shares and $475,915 in accrued preferred stock dividends into 566,972 shares of common stock based on a purchase price of $3.00 per common share.

        On April 11, 2001 under an agreement with purchasers of common stock from the August 28, 2000 sale, we have registered those and other shares of common stock for resale in a registration statement on Form S-1. The number of shares of common stock available for resale by the registration statement on Form S-1 represents approximately 34% of our outstanding common stock.

        In addition, the exercise of any outstanding options or warrants could dilute the net tangible book value of our common stock. Further, the holders of such options and warrants may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. As of August 31, 2001, the Company has reserved a total of 11,666,981 shares of common stock pursuant to outstanding warrants, options, convertible notes payable to stockholders, and future issuance of options to employees and non-employee directors.

        The market price of our common stock could drop as a result of sales of a large number of shares of common stock in the market, or the perception that such sales could occur, due to the shares registered for resale by the registration statement on Form S-1 and common stock that may be issued upon the exercise of our outstanding warrants, options, and convertible promissory notes.

FUTURE ISSUANCES OF PREFERRED STOCK COULD REDUCE THE VALUE OF OUR COMMON STOCK.

        We are authorized to issue up to 1,200,000 shares of our preferred stock. The preferred stock may be issued in one or more series, on such terms and with such rights, preferences and designations as our board of directors may determine, without action by stockholders. The issuance of any preferred stock could adversely affect the rights of the holders of common stock, and therefore reduce the value of the common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party, thus making it more difficult for a third party to acquire a majority of our outstanding voting stock. We have no current plans to issue shares of preferred stock.

WE HAVE NOT PAID DIVIDENDS, AND EXPECT TO RETAIN OUR EARNINGS FOR THE FORESEEABLE FUTURE.

        We have not paid cash dividends on our common stock since our inception. We do not intend to pay cash dividends on our common stock in the foreseeable future so that we may reinvest earnings, if any, in the development of our business.

ITEM 2.  DESCRIPTION OF PROPERTY

        The Company's headquarters are located in Portsmouth, New Hampshire, consisting of approximately 2,340 square feet of office space for a monthly rent of $3,263. The lease commenced December 1, 2000, and runs through May 31, 2003.

        In addition, the Company has an office located in Sacramento, California. The Company occupies approximately 7,523 square feet of office space in Sacramento, which it leases from Mr. James W. Cameron, Jr., the Company's Chairman of the Board and majority stockholder, for a monthly rent of $11,778. A February 1, 2000, addendum to the lease extended the expiration of the lease to January 31, 2004.

ITEM 3.  LEGAL PROCEEDINGS

        The Company is not currently a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the quarter ended June 30, 2001 to a vote of security holders.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        ATR's common stock is quoted on the OTC Bulletin Board under the symbol "ATEK." Transactions in ATR's common stock are subject to the "penny stock" disclosure requirements of Rule 15g-9 under the Exchange Act.

        The table below sets forth the high and low closing prices for the common stock of the Company for each of the last eight quarters. Such over the counter market quotations reflect inter dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                   Period                             High                      Low
                   ------                             ----                      ---
     Quarter ended September 30, 1999                 $5.53                      $0.25
     Quarter ended December 31, 1999                  $4.44                      $1.88
     Quarter ended March 31, 2000                    $10.44                      $4.13
     Quarter ended June 30, 2000                      $7.75                      $3.00

     Quarter ended September 30, 2000                 $4.81                      $2.75
     Quarter ended December 31, 2000                  $3.38                      $1.38

                   Period                             High                      Low
                   ------                             ----                      ---
     Quarter ended March 31, 2001                     $2.31                      $1.34
     Quarter ended June 30, 2001                      $2.26                      $1.90

        As of September 17, 2001, the Company had approximately 224 holders of its shares of common stock, excluding holders of the Company's common stock held in street name.

DIVIDEND POLICY

        The Company has never paid a cash dividend on its common stock and does not anticipate paying cash dividends on its common stock in the foreseeable future. ATR's Series D preferred stock carried a cumulative dividend of $0.60 per share per year until the Series D preferred stock was exchanged for common stock on September 11, 2000. On September 11, 2000, in connection with the exchange of 204,167 shares Series D preferred stock, for 408,334 shares of common stock based on a per share price of $3.00 per share, the Company declared accrued dividends of $759,110 in the aggregate. Of the $759,110 in accrued dividends, two of the Series D preferred stockholders agreed to accept 158,638 shares of common stock for $475,915 in accrued dividends based on a $3.00 per share value.

        The Board of Directors, on the basis of various factors, including the Company's results of operations, financial condition, capital requirements and other relevant factors, will determine ATR's future dividend policy.

ITEM 6.  SELECTED FINANCIAL DATA

        The following table presents a summary of unaudited selected financial data for each of the five years ended June 30. The data should be read in conjunction with the Financial Statements and related notes included herein.

                                                                         Years Ended June 30,
                                             ----------------------------------------------------------------------------
                                                 2001            2000            1999            1998            1997
                                             ------------    ------------    ------------    ------------    ------------
STATEMENT OF OPERATIONS DATA
Healthcare Exchange revenue                  $     50,944    $          -    $          -    $          -    $          -
Healthcare Exchange gross profit (loss)           (33,584)              -               -               -               -
Contract programming revenue                      308,469       2,561,101       6,340,235       5,250,002       2,018,064
Contract programming gross profit (loss)           62,797         422,062       1,030,893         530,379         (74,275)
Product development costs                      (5,097,513)     (1,154,244)              -               -               -
General and administrative expenses            (3,850,971)     (1,276,726)     (1,223,539)     (1,336,342)     (1,160,015)
Loss from operations                           (8,919,271)     (2,008,908)       (192,646)       (805,963)       (990,579)
Total other income (expense)                        4,516      (2,806,733)       (524,101)       (437,981)        342,392
Net loss                                       (8,914,755)     (4,815,641)       (716,747)     (1,243,944)       (648,187)
Preferred stock dividends in arrears             (886,142)       (122,500)       (122,500)       (122,500)       (122,500)
Net loss applicable to common stockholders     (9,800,897)     (4,938,141)       (839,247)     (1,366,444)       (770,687)
Basic and diluted net loss per share         $      (0.17)   $      (0.10)   $      (0.03)   $      (0.05)   $      (0.03)
Shares used in per share calculation           58,686,778      50,329,614      26,127,730      25,964,142      25,369,315

                                                                Years Ended June 30,
                                       --------------------------------------------------------------
                                           2001         2000        1999        1998        1997
                                       ------------ -------------------------------------------------
BALANCE SHEET DATA
Total assets                           $5,577,658   $2,502,703   $  599,440   $  837,353   $  298,142
Long term obligations                   3,740,450    3,567,424    4,258,090    4,006,565    2,787,262
Accrued preferred stock dividends         283,195      735,001      612,501      490,001      367,500
Redeemable Preferred Stock, Series D            -    1,225,002    1,225,002    1,225,002    1,225,002

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

RESULTS OF OPERATION

YEAR ENDED JUNE 30, 2001 COMPARED TO YEAR ENDED JUNE 30, 2000

Healthcare Exchange

        Healthcare Exchange Revenue. The Company developed a proof of concept of its Healthcare Exchange, which began operations with a limited number of Providers in the quarter ending June 30, 2001. Providers submit bills to ATR, who reprices the bills to the Provider's Healthcare Exchange rate, including adding a transaction-processing fee, and then routes them to Purchasers or their intermediaries. ATR receives payments from Purchasers on behalf of Providers, and then remits payments to Providers. The Company recognizes revenue for the transaction-processing fee when earned and no other contractual obligations or contingencies exist. During the quarter ending June 30, 2001, the first quarter of operations, $50,944 of revenue was recognized.

        Healthcare Exchange Costs. Healthcare Exchange costs are the direct costs related to the processing of the bills submitted by Providers and payments received from Purchasers. These costs include the salary and other wage and benefit costs of the Healthcare Exchange operations staff and the operating cost of the application services provider. The costs for fiscal year 2001 were $84,528. No operating costs were incurred in fiscal year 2000.

Contract Programming

        ATR's previous business was recruiting, hiring, training and placing foreign computer programmers with U.S. companies. In line with the Company's strategy to focus on the establishment of the Healthcare Exchange for health care services, ATR suspended recruitment of foreign computer programmers in December 1999 and began pursuing the conversion of computer programmers to employees of ATR's customers. This conversion process was complete as of June 30, 2001.

        Contract Programming Revenue. Contract programming revenue resulted primarily from sales of programmer services. Revenue decreased $2,252,632 or 88% in fiscal year 2001 compared to fiscal year 2000. This decrease was due to a reduction in the monthly average number of contract programmers working at customer sites in fiscal year 2001 compared to fiscal year 2000. This decline in the number of programmers at customer sites, started in the last half of fiscal year 1999, was due to several customers choosing to exercise a contract termination provision which allowed them to convert, for a fee, ATR's programmers to their employees. The Company escalated this conversion process during fiscal years 2000 and 2001 to enable it to focus its business strategy toward developing its Healthcare Exchange.

        As of June 30, 2001, all contract programmers had been converted to customer employees. The phase out of contract programming services is complete and all expenses have been incurred.

        Contract Termination Fees. Contract termination fees represent amounts received from customers when they exercised the contract provision, which allowed them to convert ATR's programmer to their employee. In addition, these fees were also received from programmers when they exercised their contract provision to terminate their relationship with the Company prior to the termination date of their contract. These fee amounts were stipulated in customer and programmer contracts, were based on the length of time remaining under the contract, and were recognized as revenue when such contract provisions were invoked.

        Programmer Costs. Programmer costs represent the salary and other wage and benefit costs of ATR's programmer employees. These costs decreased by $1,509,753 or 87% in fiscal year 2001 compared to fiscal year 2000. This decrease was primarily due to the reduction in the number of contract programmers working at customer sites as discussed above in "Contract Programming Revenue".

        Start-up and Other Costs. Start-up and other costs represent the costs of recruiting fees, training, and travel for programmer employees coming to the United States from the former Soviet Union for the first time, relocation costs within the United States, and legal and other costs related to obtaining and maintaining compliance with required visas, postings and notifications. Start-up and other costs were expensed as incurred.

        Included in this category of costs is compensation paid by ATR whenever programmer employees were hired and entered the United States or were relocated once in the United States but before these programmers began working at a customer's work site. There were times when under immigration law, ATR, as employer, paid a programmer employee at least 95% of prevailing wages for his or her specialty even when the programmer was not placed.

        Start-up and other costs decreased $389,067 or 97% in fiscal year 2001 as compared to fiscal year 2000. This decrease was due to a decrease in the number of programmers who were in the United States but not working at customer sites. In fiscal year 2001 there were no programmers temporarily unassigned compare to 2 in fiscal year 2000.

Product Development Costs

        In October 1999 the Company began incurring costs to develop its Healthcare Exchange. Costs incurred are primarily the salary, other wage and benefit costs of ATR's employees and other operational costs associated with recruiting the network of healthcare Providers. The increase of the sales and marketing staff from 23 in fiscal year 2000 to 55 in fiscal year 2001 resulted in the cost increase of $3,943,269 for fiscal year 2001 as compared to fiscal year 2000. The Company continues to receive, process and analyze operating data, and the results of the Company's analysis will determine the amount and timing of remaining development related efforts.

General and Administrative Expenses

        General and administrative expense increased $2,574,245 in fiscal year 2001 compared to fiscal year 2000. This increase was primarily due to non-cash stock based compensation expense of $1,931,036 and costs relating to increases in support staff, licensing and consulting fees and rent and facilities for the New Hampshire headquarters.

Other Income (Expense)

        Interest Income. Interest income increased $360,068 in fiscal year 2001 compared to fiscal year 2000 primarily due to increased interest income earned on higher average cash balances as a result of funds received from the sale of our common stock in August 2000.

        Interest Expense. Interest expense decreased $2,451,179 in fiscal year 2001 compared to fiscal year 2000 due to the charges recorded as a result of the benefit accruing to the note holders from amending the conversion terms of the $1,000,000 convertible note in fiscal year 2000.

Net Loss

        Net loss increased to $8,914,755 in fiscal year 2001 from $4,815,641 in fiscal year 2000 primarily due to product development costs associated with the Healthcare Exchange.

YEAR ENDED JUNE 30, 2000 COMPARED TO YEAR ENDED JUNE 30, 1999

Contract Programming

        Contract Programming Revenue. Contract programming revenue resulted primarily from sales of programmer services. Revenues decreased $3,779,000 or 60% in fiscal year 2000 compared to fiscal year 1999. This decrease was due to a reduction in the monthly average number of contract programmers working at customer sites in fiscal year 2000 compared to fiscal year 1999. There was an average of 31 contract programmers at customer sites for fiscal year 2000 compared an average of 82 in fiscal year 1999. The Company's results of operations, in the last half of fiscal year 1999, were impacted by customers' moves toward utilizing individual programmers or small (2 to 4 people) programming teams rather than large programming teams, and the election by several customers to exercise their contract termination provision allowing them to convert, for a fee, the Company's programmers to their employees. As a result, when contracts with several customers approached their termination date, they were either not renewed, renewed for a fewer number of programmers, were converted to customer employees. The Company escalated this conversion process during fiscal year 2000 to enable it to focus its business strategy towards developing its Healthcare Exchange.

        Contract Termination Fees. Contract termination fees represent amounts received from customers when they exercised the contract provision to convert the Company's programmer to their employee. In addition, these fees were also received from programmers when they exercised their contract provision to terminate their relationship with the Company prior to the termination date of their contract. These fee amounts were stipulated in customer and programmer contracts, were based on the length of time remaining under the contract, and were recognized as revenue when such contract provisions are invoked.

        Programmer Costs. Programmer costs represent the salary and other wage and benefit costs of the Company's programmer employees. These costs decreased by $2,769,000 or 61% in fiscal year 2000 compared to fiscal year 1999. This decrease was primarily due to the reduction in the number of contract programmers working at customer sites as discussed above in "Contract Programming Revenue."

        Start-up and Other Costs. Start-up and other costs represent the costs of recruiting, training, and travel for programmer employees coming to the United States for the first time, relocation costs within the United States, and legal and other costs related to obtaining and maintaining compliance with required visas, postings and notifications.

        Included in this category of costs is compensation paid by the Company whenever programmer employees were hired and entered the United States or were relocated once in the United States but before these programmers began working at a customer's work site. There were times when under immigration law, the Company, as employer paid a programmer employee at least 95% of prevailing wages for his or her specialty even when the programmer was not placed.

        The Company expensed start-up and other costs as incurred, which resulted in timing differences between incurring the expense and recognition of resulting future revenue. Such differences may be particularly evident in the Company's case because of its relatively small revenue base. The effect may be particularly noticeable whenever the timing of placement of employees is such that the major start-up costs occur late in one reporting period and the revenues appear in subsequent periods.

        Start-up and other costs decreased $649,000 or 62% in fiscal year 2000 as compared to fiscal year 1999. This decrease is due to a decrease in the number of programmers who were in the United States but not working at customer sites. In fiscal year 2000 there was an average of 2 programmers per month temporarily unassigned as compared to 8 in fiscal year 1999.

Product Development Costs

        In October 1999 the Company began incurring costs to develop its Healthcare Exchange. Costs incurred primarily represent the salary and other wage and benefit costs of the Company's employees involved in recruiting the network of healthcare providers.

General and Administrative Expenses

        General and administrative expense increased $53,000 or 4% in fiscal year 2000 compared to fiscal year 1999 primarily due to start-up development fees payable to WebMD Corp. of $135,000.

Other Income (Expense)

        Interest Income. Interest income increased $88,000 in fiscal year 2000 primarily due to short-term investment of cash balances and to notes receivable from employees and officers of the Company. No such investments or notes receivable existed in fiscal year 1999.

        Interest Expense. Interest expense increased $2,370,000 in fiscal year 2000 compared to fiscal year 1999 due to the charges recorded as a result of the benefit accruing to the note holders from amending the conversion terms of the $1,000,000 convertible note. See "Liquidity and Capital Resources."

Net Loss

        Net loss increased to $4,815,641 in fiscal year 2000 from $716,747 in fiscal year 1999 primarily due to product development costs of the Company's Healthcare Exchange and increased interest expense.

INCOME TAXES

        As of June 30, 2001 the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $37 million and $21 million, respectively. The federal net operating loss carryforwards expire in 2004 through 2020 and the state net operating loss carryforwards expire in 2001 through 2010. The Company also has approximately $98,000 and $25,000 of research and development tax credit carryforwards for federal and state income tax purposes, respectively. The federal research and development tax credit carryforwards expire in 2005.

        In connection with the Company's initial public offering in August 1992, a change of ownership (as defined in Section 382 of the Internal Revenue Code of 1986, as amended) occurred. As a result, the Company's net operating loss carryforwards generated through August 20, 1992 (approximately $1,900,000) are subject to an annual limitation in the amount of approximately $300,000.

        In 1993, a controlling interest of the Company's stock was purchased, resulting in a second annual limitation in the amount of approximately $398,000 on the Company's ability to utilize net operating loss carryforwards generated between August 11, 1992 and September 13, 1993 (approximately $7,700,000).

 LIQUIDITY AND CAPITAL RESOURCES

        Traditionally, the Company has used a combination of equity and debt financing and internal cash flow to fund operations and finance accounts receivable but has incurred operating losses since its inception, which has resulted in an accumulated deficit of $49,546,973 at June 30, 2001.

        The Company's Healthcare Exchange development efforts will require substantial funds prior to generating sufficient revenues to fund operations and repay debt. Therefore, the Company engaged a New York based financial and investment banking firm to assist the Company in raising capital. On August 28, 2000, the Company sold 3,333,334 shares of its common stock at $3.00 per share. Proceeds, net of offering costs, were approximately $9,560,345. Proceeds are being used to develop the Company's Healthcare Exchange. The Company's Chief Executive Officer and related entities purchased 2,333,335 shares of the Company's common stock in the private placement. Because the purchase price of such stock was less than the public trading price on the date of purchase, the Company recorded compensation expense of $1,458,334 in the first fiscal quarter ended September 30, 2000.

        On September, 11, 2000, the Company agreed with the Series D preferred stockholders to exchange all their outstanding Series D shares and $475,915 in accrued preferred stock dividends into 566,972 shares of common stock based on a purchase price of $3.00 per common share. The benefit accruing to the Series D preferred stockholders was recorded in the quarter ended September 30, 2000, approximately $316,702 in compensation expense and $862,000 in preferred stock dividends.

        The Company has received short-term, unsecured financing to fund its operations in the form of notes payable of $3,740,450 as of June 30, 2001, from Mr. Cameron and another stockholder. These notes bear interest at 10.25%. On September 11, 2000, the Company agreed with Mr. Cameron to extend the due date on notes payable to him until December 31, 2001,in exchange for an extension fee of 2%. These extended notes total $1,511,635, including accrued interest and extension fees, and bear interest at 10.25% per annum. Also on September 11, 2000, the Company agreed with the other note holder to extend the due date of his notes until December 31, 2001, in consideration of such notes becoming convertible promissory notes. The convertible promissory notes total $2,288,815, including accrued interest, bear interest at 10.25% per annum and are convertible into common stock at $3.00 per share (approximate public trading price on that date) at the note holder's option. Subsequent to June 30, 2001 the due dates of these notes were extended from December 31, 2001 to December 31, 2002. Mr. Cameron's extended notes total $1,630,529, including accrued interest and extension fees of 2%, and bear interest at 10.25% per annum. The convertible promissory notes total $2,423,826, including accrued interest at 10.25% per annum.

        On April 21, 1997, the Company issued an unsecured note payable (the "Straight Note") to Mr. Cameron for $1,000,000 in accordance with the Reimbursement Agreement the Company signed on February 28, 1994. Terms of the note provided for an interest rate of 9.5% and monthly interest payments. No maturity date was stated in the note; however, under the terms of the Reimbursement Agreement, upon written demand by Mr. Cameron, the Straight Note was to be replaced by a note convertible into the Company's common stock (the "Convertible Note") in a principal amount equal to the Straight Note and bearing interest at the same rate. The conversion price of the Convertible Note was equal to 20% of the average trading price of the Company's common stock over the period of ten trading days ending on the trading day next preceding the date of issuance of such Convertible Note.

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

        Subsequent to August 19, 1999, Mr. Cameron elected to replace his remaining interest in the Straight Note, including accrued interest, with the Convertible Note and then simultaneously converted the Convertible Note into 19,762,786 shares of the Company's common stock. All other Straight Note holders also replaced their Straight Notes, including accrued interest, with Convertible Notes and converted such Convertible Notes into an aggregate of 7,998,411 shares of the Company's common stock during fiscal 2000.

        The Company received $3,712,348 in private sales of its common stock at an average price of $3.42 per share during fiscal year 2000.

        The Company signed agreements effective in January 2001 with an application services provider to license, support and run software to process medical bills submitted to the Company's Healthcare Exchange. The agreements are for 66 months. They required payment of an initial base license fee of $250,000, which is being amortized over 66 months, and start-up costs, including data center set up, training and implementation fees of approximately $145,000, which were expensed. The agreements require monthly minimum payments currently of about $35,000 and additional fees that are transaction based if volumes exceed levels included in the monthly minimums.

        Based on the steps the Company has taken to refocus its operations and obtain additional financing, the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern, and that this plan will enable the Company to continue as a going concern through at least the end of fiscal 2002. However, the Company believes it will need to raise additional funds during fiscal 2002. There can be no assurance that this plan will be successfully implemented. If unsuccessful the Company may be required to reduce the development efforts or its Healthcare Exchange or be forced into seeking protection under federal bankruptcy laws. As a result, the report of independent auditors on the Company's June 30, 2001 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB 101 did not have an effect on the Company's financial position, results of operations or cash flows.

        In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, Interpretation of Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") to certain issues including: (i) the definition of an employee for purposes of applying APB 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in business combinations. The adoption of FIN 44 did not have an effect on the Company's financial position, results of operations or cash flows.

        In July 2001, the Financial Accounting Standards Boards issued Statements of Financial Accounting Standards No. 141, "Business Combinations," or SFAS 141 and No. 142, "Goodwill and Other Intangible Assets," or SFAS 142. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with existing guidance. We are required to adopt SFAS 142 effective July 1, 2002. Because the Company has historically not been party to any business combinations and therefore has not recorded related goodwill and intangible assets, the adoption of SFAS 141 and 142 did not and will not, respectively, have an effect on the Company's results of operations, financial position or cash flows.

EFFECTS OF INFLATION

        Management does not expect inflation to have a material effect on the Company's operating expenses.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company has long-term debt in the aggregate amount of $3,740,450 as of June 30, 2001, payable to two stockholders of the Company. The debt bears interest at 10.25% per annum and is due December 31, 2002. The Company does not believe that any change in interest rates will have a material impact on the Company during fiscal 2002. Further, the Company has no foreign operations and therefore is not subject to foreign currency fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements of the Company, including the notes thereto and report of the independent auditors thereon, and the supplementary financial information required by Item 302, are attached hereby as exhibits following page number 23.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The information required by this item is incorporated by reference to the Captions "Election of Directors", "Further Information concerning the Board of Directors" and "Section 16 (a) Information" of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders, which will be filed within 120 days of the Company's fiscal year end.

ITEM 11.  EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the Caption "Principal Stockholders" of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders, which will be filed within 120 days of the Company's fiscal year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference to the Caption "Principal Stockholders" of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders, which will be filed within 120 days of the Company's fiscal year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to the Caption "Certain Relationships and Related Transactions" of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed within 120 days of the Company's fiscal year end.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        Exhibit
        Number       Description of Document
        -------      -----------------------
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

        3.3       Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 of Form 10-KSB for the fiscal year ended June 30, 1997).

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

        10.37     Healtheon Customer Agreement effective September 16, 1999 (incorporated by reference to
                  Exhibit 10.37 to Form 10-K for the year ended June 30, 2001).

        10.38     Employment Agreement with Jeffrey McCormick

        10.40     Master Agreement for Computer Software Products and Related Services between Alternative
                  Technology Resources, Inc. and Resource Information Management Systems, Inc. (incorporated by reference to Exhibit 10.40 to Form 10-Q for the quarterly period ended December 31,
                  2000).

        23.1      Consent of Ernst & Young LLP, Independent Auditors

+ Indicates a management contract or compensatory plan or arrangement as required by Item 13(a).

        FINANCIAL STATEMENT SCHEDULES

        All schedules have been omitted because they are not required or are not applicable or the required information is shown in the financial statements or related notes

        REPORTS ON FORM 8-K

        There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 28, 2001               ALTERNATIVE TECHNOLOGY RESOURCES, INC.





                                         By     /S/ JEFFREY S. MCCORMICK
                                                ------------------------
                                                Jeffrey S. McCormick.
                                                Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                       Title                               Date
---------                                       -----                               ----
  /S/ JAMES W. CAMERON, JR.                     Chairman of the Board,  Director    September 28, 2001
------------------------------------------      And Chief Financial Officer
James W. Cameron, Jr.



  /S/ EDWARD L. LAMMERDING                      Director                            September 28, 2001
------------------------------------------
Edward L. Lammerding

  /S/ JEFFREY S. MCCORMICK                      Director                            September 28, 2001
------------------------------------------
Jeffrey S. McCormick

  /S/ THOMAS W. O'NEIL, JR.                     Director                            September 28, 2001
------------------------------------------
Thomas W. O'Neil, Jr.

                          INDEX TO FINANCIAL STATEMENTS

                     Alternative Technology Resources, Inc.

                                                                                              Page
                                                                                              ----
Report of Ernst & Young LLP, Independent Auditors....................................         F-1
Balance Sheets as of June 30, 2001 and 2000..........................................         F-2
Statements of Operations for the Years Ended June 30, 2001, 2000 and 1999............         F-3
Statements of Stockholders' Equity (Deficit) for the Years Ended June 30, 2001, 2000 and
1999.................................................................................         F-4
Statements of Cash Flows for the Years Ended June 30, 2001, 2000 and 1999............         F-5
Notes to Financial Statements........................................................         F-7

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Alternative Technology Resources, Inc.

We have audited the accompanying balance sheets of Alternative Technology Resources, Inc. as of June 30, 2001 and 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alternative Technology Resources, Inc. at June 30, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Alternative Technology Resources, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has an accumulated deficit of $49,546,973. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                          /s/ Ernst & Young LLP

Sacramento, California
August 15, 2001

                     Alternative Technology Resources, Inc.

                                 Balance Sheets

                                                                                          JUNE 30,
                                                                                     2001            2000
                                                                                ------------    ------------
                               ASSETS
Current assets:
  Cash and cash equivalents                                                     $  3,159,017    $  1,909,421
  Short-term investments                                                           1,354,137               -
  Trade accounts receivable                                                           24,252          98,128
  Interest receivable                                                                 52,134               -
  Prepaid expenses and other current assets                                          267,635          84,183
                                                                                ------------    ------------
Total current assets                                                               4,857,175       2,091,732

Property and equipment:
  Equipment and software                                                             501,626         175,415
  Accumulated depreciation and amortization                                         (107,848)        (14,444)
                                                                                ------------    ------------
  Property and equipment, net                                                        393,778         160,971

  Prepaid license and service fees                                                   259,155         250,000
  Other non-current assets                                                            67,550               -
                                                                                ------------    ------------

                                                                                $  5,577,658    $  2,502,703
                                                                                ============    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Payable to Healthcare Exchange participants                                   $     40,756  $            -
  Trade accounts payable                                                             151,371          97,205
  Accrued payroll and related expenses                                               181,028         167,507
  Accrued preferred stock dividends                                                  283,195         735,001
  Notes payable to directors                                                               -          23,324
  Accounts payable and accrued interest payable to stockholders                      728,941         613,630
  Other current liabilities                                                          295,680         273,018
                                                                                ------------    ------------
Total current liabilities                                                          1,680,971       1,909,685

Notes payable to stockholders                                                      1,511,635       3,567,424
Convertible notes payable to stockholders                                          2,228,815               -
                                                                                ------------    ------------
Total long term liabilities                                                        3,740,450       3,567,424

Commitments and contingencies (Notes 1 and 6)

Stockholders' equity (deficit):
  Convertible preferred stock, $6.00 par value - 1,200,000 shares authorized,
    None issued and outstanding at June 30, 2001, 204,167 shares designated
      Series D issued and outstanding, with a liquidation preference value of
        $1,960,003 at June 30, 2000                                                                1,225,002
  Common stock, $0.01 par value - 100,000,000 shares authorized
    59,394,844 shares issued and outstanding at June 30, 2001
      (55,329,605 at June 30, 2000)                                                  593,949         553,297
  Additional paid-in capital                                                      49,109,283      35,879,513
  Accumulated deficit                                                            (49,546,973)    (40,632,218)
  Accumulated other comprehensive loss                                                   (22)              -
                                                                                ------------    ------------
Total stockholders' equity (deficit)                                                 156,237      (2,974,406)
                                                                                ------------    ------------

                                                                                $  5,577,658    $  2,502,703
                                                                                ============    ============

See accompanying notes.

                     Alternative Technology Resources, Inc.

                            Statements of Operations

                                                                      YEARS ENDED JUNE 30,
                                                        ------------------------------------------------
                                                            2001              2000              1999
                                                        ------------      ------------      ------------
HEALTHCARE EXCHANGE
     Healthcare Exchange revenue                        $     50,944   $             -   $             -
     Healthcare Exchange costs                               (84,528)                -                 -
                                                        ------------      ------------      ------------
Healthcare Exchange gross profit (loss)                      (33,584)                -                 -

CONTRACT PROGRAMMING:
     Contract programming revenue                            308,469         2,561,101         6,340,235
     Contract termination fees                                     -             5,453           253,179
     Programmer costs                                       (235,258)       (1,745,011)       (4,513,673)
     Start-up and other costs                                (10,414)         (399,481)       (1,048,848)
                                                        ------------      ------------      ------------
Contract programming gross profit                             62,797           422,062         1,030,893

Product development costs                                 (5,097,513)       (1,154,244)                -

General and administrative expenses                       (3,850,971)       (1,276,726)       (1,223,539)
                                                        ------------      ------------      ------------
Loss from operations                                      (8,919,271)       (2,008,908)         (192,646)
                                                        ------------      ------------      ------------

Other income (expense):
     Interest income                                         447,742            87,672                 -
     Interest expense to stockholders and directors         (443,226)       (2,894,405)         (524,101)
                                                        ------------      ------------      ------------
Total other income (expense)                                   4,516        (2,806,733)         (524,101)
                                                        ------------      ------------      ------------

Net loss                                                  (8,914,755)       (4,815,641)         (716,747)

Preferred stock dividends                                   (886,142)         (122,500)         (122,500)
                                                        ------------      ------------      ------------

Net loss applicable to common stockholders              $ (9,800,897)     $ (4,938,141)     $   (839,247)
                                                        ============      ============      ============

Basic and diluted net loss per share                    $      (0.17)     $      (0.10)     $      (0.03)
                                                        ============      ============      ============

Weighted-average common stock outstanding                 58,686,778        50,329,614        26,127,730
                                                        ============      ============      ============

See accompanying notes.

                            Alternative Technology Resources, Inc.

                         Statements of Stockholders' Equity (Deficit)

                           Years ended June 30, 2001, 2000 and 1999



                                    CONVERTIBLE PREFERRED STOCK                COMMON STOCK
                                   ------------------------------------------------------------------       UNEARNED
                                      SHARES            AMOUNT            SHARES            AMOUNT         COMPENSATION
                                   ------------      ------------      ------------      ------------      ------------
Balance, June 30, 1998                  204,167      $  1,225,002        26,120,499      $    261,205      $    (77,343)

Issuance of common stock in
  settlement of accounts
  payable                                     -                 -            36,719               367                 -
Amortization of unearned
  compensation                                -                 -                 -                 -            77,343
Warrants exercised                            -                 -            12,500               125                 -
Preferred stock dividends                     -                 -                 -                 -                 -
Net loss                                      -                 -                 -                 -                 -
                                   ------------      ------------      ------------      ------------      ------------
Balance, June 30, 1999                  204,167         1,225,002        26,169,718           261,697                 -
Issuance of common stock in
  settlement of accounts
  payable                                     -                 -            15,126               151                 -
Issuance of common stock on
  conversion of notes payable                 -                 -        27,761,197           277,612                 -
Private sale of common stock                  -                 -         1,086,145            10,862                 -
Options and warrants exercised                -                 -           309,919             3,100                 -
Retirement of treasury stock                  -                 -           (12,500)             (125)                -
Preferred stock dividends                     -                 -                 -                 -                 -
Net loss                                      -                 -                 -                 -                 -
                                   ------------      ------------      ------------      ------------      ------------

Balance, June 30, 2000                  204,167         1,225,002        55,329,605           553,297                 -

Issuance of common stock in
  settlement of accounts
  payable                                     -                 -            80,000               800                 -

Issuance of common stock
  upon conversion of Series D
  preferred stock                      (204,167)       (1,225,002)          566,972             5,670                 -

Issuance of common stock
  upon conversion of
  note payable                                -                 -            20,000               200                 -
Issuance of common stock                      -                 -         3,333,334            33,333                 -
Options exercised                             -                 -            64,933               649                 -
Preferred stock dividends                     -                 -                 -                 -                 -
Accumulated other
comprehensive loss                            -                 -                 -                 -                 -
Net loss                                      -                 -                 -                 -                 -
                                   ------------      ------------      ------------      ------------      ------------

Balance, June 30, 2001                        -         $       -        59,394,844      $    593,949          $      -
                                   ============      ============      ============      ============      ============





                                                    ACCUMULATED                         TOTAL
                                    ADDITIONAL        OTHER                          STOCKHOLDERS
                                      PAID-IN      COMPREHENSIVE    ACCUMULATED         EQUITY
                                      CAPITAL          (LOSS)         DEFICIT          (DEFICIT)
                                   ------------      ---------      ------------      ------------
Balance, June 30, 1998             $ 28,846,692      $              $(35,099,830)     $ (4,844,274)

Issuance of common stock in
  settlement of accounts
  payable                                18,211              -                 -            18,578
Amortization of unearned
  compensation                                -              -                 -            77,343
Warrants exercised                            -              -                 -               125
Preferred stock dividends              (122,500)             -                 -          (122,500)
Net loss                                      -              -          (716,747)         (716,747)
                                   ------------      ---------      ------------      ------------
Balance, June 30, 1999               28,742,403              -       (35,816,577)       (5,587,475)
Issuance of common stock in
  settlement of accounts
  payable                                 8,751              -                 -             8,902
Issuance of common stock on
  conversion of notes payable         3,359,029              -                 -         3,636,641
Private sale of common stock          3,701,486              -                 -         3,712,348
Options and warrants exercised          190,219              -                 -           193,319
Retirement of treasury stock                125              -                 -                 -
Preferred stock dividends              (122,500)             -                 -          (122,500)
Net loss                                      -              -        (4,815,641)       (4,815,641)
                                   ------------      ---------      ------------      ------------

Balance, June 30, 2000               35,879,513              -       (40,632,218)       (2,974,406)

Issuance of common stock in
  settlement of accounts
  payable                               155,200              -                 -           156,000

Issuance of common stock
  upon conversion of Series D
  preferred stock                     2,011,949              -                 -           792,617

Issuance of common stock
  upon conversion of
  note payable                           59,800              -                 -            60,000
Issuance of common stock             10,985,346              -                 -        11,018,679
Options exercised                        41,584              -                 -            42,233
Preferred stock dividends               (24,109)             -                 -           (24,109)
Accumulated other
comprehensive loss                            -            (22)                -               (22)
Net loss                                      -              -        (8,914,755)       (8,914,755)
                                   ------------      ---------      ------------      ------------

Balance, June 30, 2001             $ 49,109,283      $     (22)     $(49,546,973)     $    156,237
                                   ============      =========      ============      ============

See accompanying notes.

                     Alternative Technology Resources, Inc.

                            Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents

                                                                    YEARS ENDED JUNE 30,
                                                           2001             2000             1999
                                                       -----------      -----------      -----------
Cash flows from operating activities:
   Net loss                                            $(8,914,755)     $(4,815,641)     $  (716,747)
     Adjustments to reconcile net loss to net cash                                                 -
        used in operating activities:
      Depreciation and amortization                         93,404           14,444                -
      Interest expense resulting from amendment
        to conversion terms of notes payable                     -        2,415,223                -
      Interest expense included in notes payable
        to stockholders                                    233,026          309,334          273,647
      Write-off of WebMD prepaid service fee               250,000                -                -
      Non-cash stock based compensation                  1,931,036                -           77,343
      Changes in operating assets and liabilities:
         Trade accounts receivable                          73,876          374,008          167,221
         Interest receivable                                52,135                -                -
         Other current assets                             (287,721)        (239,521)          13,638
         Non-current assets                               (326,705)               -                -
         Accounts payable to stockholders                  115,311           73,509          199,296
         Trade accounts payable                             54,166           12,911          (27,302)
         Payable to Healthcare Exchange providers           40,756                -                -
         Accrued payroll and related expenses               13,521         (136,781)         (42,215)
         Other current liabilities                          22,662          157,329           16,372
                                                       -----------      -----------      -----------
Net cash used in operating activities                   (6,649,288)      (1,835,185)         (38,747)
                                                       -----------      -----------      -----------

Cash flows from investing activities:

   Purchases of equipment and software                    (326,211)        (175,415)               -
   Purchases of short-term investments                  (6,306,989)               -                -
   Maturities of short-term investments                  4,952,830                -                -
                                                       -----------      -----------      -----------
Net cash used in investing activities                   (1,680,370)        (175,415)               -
                                                       -----------      -----------      -----------














(Continued on next page)

                     Alternative Technology Resources, Inc.

                            Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents

                                   (continued)

                                                                           YEARS ENDED JUNE 30,
                                                              ---------------------------------------------
                                                                  2001             2000             1999
                                                              -----------      -----------      -----------
Cash flows from financing activities:
   Proceeds from sale of common stock                         $ 9,560,345      $ 3,712,348  $             -
   Proceeds from exercise of warrants and options                  42,233          193,319              125
   Proceeds from notes payable to stockholders                          -           33,500          992,543
   Payments on notes payable to stockholders                            -          (33,500)      (1,014,665)
   Proceeds from notes payable to directors                             -            3,361           72,690
   Payments on notes payable to directors                         (23,324)         (21,649)         (69,000)
                                                              -----------      -----------      -----------
Net cash provided (used) by financing activities                9,579,254        3,887,379          (18,307)
                                                              -----------      -----------      -----------

Net increase (decrease) in cash and cash equivalents            1,249,596        1,876,779          (57,054)


Cash and cash equivalents at beginning of year                  1,909,421           32,642           89,696
                                                              -----------      -----------      -----------
Cash and cash equivalents at end of year                      $ 3,159,017      $ 1,909,421      $    32,642
                                                              ===========      ===========      ===========

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                     $    94,611      $    54,926      $    89,699
                                                              ===========      ===========      ===========

Supplemental disclosure of non-cash financing activities:
   Conversion of notes payable to common stock                $    60,000      $ 1,000,000                -
                                                              ===========      ===========      ===========


See accompanying notes.

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                    Years Ended June 30, 2001, 2000 and 1999

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Alternative Technology Resources, Inc. (hereinafter referred to as "ATR," the "Company" "we" or "us") has developed and is operating an Exchange for healthcare services ("Healthcare Exchange"). The purpose of the Healthcare Exchange is to utilize the Internet and other technologies to facilitate Provider initiated discounts and administrative, billing and remittance services for all commercial lines of business. The Healthcare Exchange offers a direct and efficient conduit between Providers and Purchasers of healthcare services, their PPOs' and/or their agents.

ATR's Healthcare Exchange began operations with a limited number of Providers and Purchasers in the quarter ending June 30, 2001. The Company continues to receive, process and analyze operating data, and the results of the Company's analysis will determine the amount and timing of remaining development related efforts. ATR's previous business was recruiting, hiring, and training foreign computer programmers and placing them with U.S. companies. In line with the Company's strategy to focus on the establishment of a Healthcare Exchange for the healthcare services, ATR suspended recruitment of foreign computer programmers in December 1999 and began pursuing the conversion of foreign computer programmers to become employees of ATR's customers. This conversion process was complete as of June 30, 2001.

The Company has incurred operating losses since inception, which have resulted in an accumulated deficit of $49,546,973 at June 30, 2001. Based on the steps the Company has taken to refocus its operations and obtain additional financing, the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern, and that this plan will enable the Company to continue as a going concern, at least through the end of fiscal year 2002. However, the Company believes it will need to raise additional funds during fiscal 2002. There can be no assurance that this plan will be successfully implemented. If unsuccessful, the Company may be required to reduce the development efforts of its Healthcare Exchange or be forced into seeking protection under federal bankruptcy laws. As a result, the report of independent auditors on the Company's June 30, 2001 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                    Years Ended June 30, 2001, 2000 and 1999

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. At June 30, 2001 substantially all of the Company's cash equivalents represents investments in corporate bonds and money market accounts.

Short-term investments are corporate obligations with maturity dates of 91 days to one year from the date of purchase. As of June 30, 2001 the cost of the Company's available-for-sale securities approximates the estimated fair value because these securities matured shortly after year-end.

The Company has not classified any debt securities as held-to-maturity as of June 30, 2001.

PREPAID LICENSE AND SERVICE FEES

Prepaid License and Service Fees are recorded at cost and amortized on a straight-line basis over the service period of 66 months. Management considers whether indicators of impairment of these assets are present at each balance sheet date and an impairment loss is recorded, if necessary.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets or the lease term, whichever is shorter. The estimated useful lives range from three to five years.

REVENUE RECOGNITION

The Company has developed a proof of concept of its Healthcare Exchange, which began operations with a limited number of providers in the quarter ending June 30, 2001. The Company recognizes revenue for the transaction-processing fee when it is earned and if no other contractual obligations or contingencies exist.

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

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                    Years Ended June 30, 2001, 2000 and 1999

PRODUCT DEVELOPMENT COSTS

In October 1999, the Company began incurring costs to develop its Healthcare Exchange. In accordance with SOP 98-5, "Reporting on Costs of Start-Up Activities," start-up costs associated with the Healthcare Exchange have been expensed as incurred. ATR's Healthcare Exchange began operations with a limited number of Providers and Purchasers in the quarter ending June 30, 2001. The Company continues to receive, process and analyze operating data, and the results of the Company's analysis will determine the amount and timing of remaining development related efforts.

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

NET LOSS PER SHARE

All loss per share amounts for all periods have been presented in accordance with Statement of Financial Accounting Standards Board No. 128, "Earnings per Share". As the Company has reported net losses in all periods presented, basic and diluted loss per share have been calculated on the basis of net loss applicable to common stockholders divided by the weighted average number of common stock shares outstanding without giving effect to outstanding options, warrants, and convertible securities whose effects are anti-dilutive. For the fiscal years ended June 30, 2001, 2000 and 1999, there were stock options, stock warrants, and a convertible note payable outstanding, in fiscal years ended June 30, 2000 and 1999 there were also convertible preferred stock outstanding (Notes 3 and 7) which could potentially dilute earnings per share in the future but were not included in the computation of diluted loss per share as their effect was anti-dilutive in the periods presented.

SEGMENT DISCLOSURES

As of June 30, 2001, the Company operates in one segment, the development and operation of an exchange for health care services. Prior to beginning operations with a limited number of Providers and Purchasers in the quarter ending June 30, 2001, the Company was in the business of recruiting, hiring and training foreign computer programmers and placing them with U.S. companies.

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                    Years Ended June 30, 2001, 2000 and 1999

COMPREHENSIVE LOSS

Total comprehensive loss for fiscal year end June 30, 2001, 2000 and 1999 was $8,914,777, $4,815,641 and $716,747 respectively. Other comprehensive income
(loss) represents the net change in unrealized gains (losses) on available-for-sale securities.

CONCENTRATIONS OF RISK

The Company's trade accounts receivable are unsecured and are primarily with companies in the contract placement and consulting industry. Although the Company does not require collateral, ATR performs periodic credit evaluations of its customers and may provide a provision for uncollectable accounts receivable. The Company has not incurred significant losses to date.

The Company invests its excess cash with high credit quality financial institutions. The Company believes the financial risks associated with these financial instruments are minimal.

During the fiscal year ended June 30, 2001, three customers individually accounted for 41%, 39% and 11% of Contract Programming revenues. During the fiscal year ended June 30, 2000, three customers individually accounted for 40%, 21% and 10% of total revenues. During the fiscal year ended June 30, 1999, two customers individually accounted for 52% and 31% of total revenues.

At fiscal year end June 30, 2001 two customers individually accounted for 55% and 31% of accounts receivable. At fiscal year end June 30, 2000 five customers individually accounted for 25%, 24%, 13%, 11% and 11% of accounts receivable. At fiscal year end June 30, 1999 two customers accounted for 42% and 26% of accounts receivable. All other customers in 2001, 2000 and 1999 accounted for less than 10% of accounts receivable at fiscal year end.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, cash equivalents, short-term investments, accounts receivable, and accounts and notes payable. Fair values of cash, cash equivalents, short-term investments, accounts receivable, and accounts payable (other than accounts payable to stockholders) are considered to approximate their carrying values.

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

                     Alternative Technology Resources, Inc.
                         Notes to Financial Statements

                    Years Ended June 30, 2001, 2000 and 1999

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB 101 did not have an effect on the Company's financial position, results of operations or cash flows.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, Interpretation of Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") to certain issues including: (i) the definition of an employee for purposes of applying APB 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in business combinations. The adoption of FIN 44 did not have an effect on the Company's financial position, results of operations or cash flows.

In July 2001, the Financial Accounting Standards Boards issued Statements of Financial Accounting Standards No. 141, "Business Combinations," or SFAS 141 and No. 142, "Goodwill and Other Intangible Assets," or SFAS 142. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with existing guidance. The Company is required to adopt SFAS 142 effective July 1, 2002. Because the Company has historically not been party to any business combinations and therefore has not recorded related goodwill and intangible assets, the adoption of SFAS 141 and 142 did not and will not, respectively, have an effect on the Company's results of operations, financial position or cash flows.

2.  INVESTOR GROUP TRANSACTIONS

In fiscal 1994, the Company entered into a series of agreements with James W. Cameron, Jr. pursuant to which Mr. Cameron and Dr. Max Negri became principal stockholders of the Company. As of June 30, 2001, Mr. Cameron owned 39,391,784 shares of common stock. As of June 30, 2001 Dr. Negri held less than 5% of the Company's common stock.

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                    Years Ended June 30, 2001, 2000 and 1999

During fiscal years 2001, 2000 and 1999, the Company did not generate sufficient cash flow from operations and borrowed from these two stockholders. Notes payable to stockholders were $3,740,450 at June 30, 2001 and $3,567,424 at June 30, 2000 (Note 3). Accrued interest of $232,469 at June 30, 2001 and $148,481 at
June 30, 2000 on these notes is included in accounts payable and accrued interest payable to stockholders.

The Company leases its office facilities from Mr. Cameron (Note 6). Accrued lease expense of $496,472 at June 30, 2001 and $465,149 at June 30, 2000 is also included in accounts payable to stockholders at June 30, 2001.

During the fiscal years ended June 30, 2001 and 2000, Cameron & Associates, which is wholly owned by Mr. Cameron, provided consulting services to the Company. Fees for such services totaled $120,000 in fiscal year 2001, $90,000 in fiscal year 2000 and none in 1999.

3.  FINANCING ARRANGEMENTS

The Company has received short-term, unsecured financing to fund its operations in the form of notes payable of $3,740,450 as of June 30, 2001, from Mr. Cameron and another stockholder. These notes bear interest at 10.25%. On September 11, 2000, the Company agreed with Mr. Cameron to extend the due date on notes payable to him until December 31, 2001, in exchange for an extension fee of 2%. These extended notes total $1,511,635, including accrued interest and extension fees, and bear interest at 10.25% per annum. Also on September 11, 2000, the Company agreed with the other note holder to extend the due date of his notes until December 31, 2001, in consideration of such notes becoming convertible promissory notes. The convertible promissory notes total $2,228,815, including accrued interest, bear interest at 10.25% per annum and are convertible into common stock at $3.00 per share (approximate public trading price on that date) at the note holder's option. Subsequent to June 30, 2001 the due dates of these notes were extended from December 31, 2001 to December 31, 2002. Mr. Cameron's extended notes total $1,630,529, including accrued interest and extension fees of 2%, and bear interest at 10.25% per annum. The convertible promissory notes total $2,423,826, including accrued interest at 10.25% per annum.

The aggregate principal maturities of long-term debt obligations are $4,054,355 in fiscal year ending June 30, 2003, and none in each of the fiscal years ending June 30, 2002, 2004, 2005 and 2006, and thereafter.

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

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                    Years Ended June 30, 2001, 2000 and 1999

the Company's common stock over the period of ten trading days ending on the trading day next preceding the date of issuance of such Convertible Note.

Subsequent to June 30, 1999, Mr. Cameron disposed of a portion of his interest in the Straight Note, reducing the balance due him to $711,885, plus accrued interest. On August 19, 1999, the Company's Board of Directors agreed with the Straight Note holders to fix the conversion price of the Convertible Note to $0.044 in exchange for the Straight and/or Convertible Notes ceasing to accrue interest as of that date. Because of the decline in revenues caused by the non-renewal of programmer contracts and the steady decline in the quoted value of the Company's common stock at that time (trading price was at $0.25 on August 19, 1999), the Board agreed it was in the best interest of the Company to eliminate the future market risk that the conversion price become lower than a fixed conversion price of $0.044. The benefit accruing to the note holders resulting from the amendment to the conversion terms, as measured on August 19, 1999, was approximately $2,415,222 and was recorded as additional interest expense.

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

4.  WEBMD CORP. AGREEMENT

In September 1999, the Company entered into an agreement with WebMD Corp. to develop a web-based portal through which individual uninsured and under insured Patients can procure healthcare services. The agreement required a prepaid service fee to be paid to WebMD of $250,000 upon a promotional announcement on WebMD's Internet portal, and a sharing of revenues when operational. Currently both parties are reevaluating this agreement, given changed directions and priorities of each company. The agreement has not formally been modified or terminated, nor has either party proposed any specific changes. However, neither party is currently devoting any substantial resources to this project. Accordingly, the prepaid service fee was written off in fiscal year 2001 and is included as a component of product development costs in the statement of operations.

                     Alternative Technology Resources, Inc.
                         Notes to Financial Statements

                    Years Ended June 30, 2001, 2000 and 1999

5.  INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of June 30, 2001 and 2000 are as follows:

                                                            June 30,
                                                     2001              2000
                                                 ------------      ------------
Net operating loss carry forwards                $ 14,603,000      $ 11,486,000
Research credits                                      123,000           123,000
Common stock options                                2,539,000         2,539,000
Common stock warrants                                 789,000           789,000
Other - net                                          (572,000)         (348,000)
                                                 ------------      ------------
Total deferred tax assets                          17,482,000        14,589,000
Valuation allowance for deferred tax assets       (17,482,000)      (14,589,000)
                                                 ------------      ------------
Net deferred tax assets                       $             -   $             -
                                                 ============      ============

The Company's valuation allowance as of June 30, 2000 and 1999 was $14,589,000 and $12,512,000, respectively, resulting in a net change in the valuation allowance of $2,893,000 and $2,077,000 in the fiscal years ended June 30, 2001 and 2000, respectively.

As of June 30, 2001 the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $37 million and $21 million, respectively. The federal net operating loss carryforwards expire in 2004 through 2020 and the state net operating loss carryforwards expire in 2001 through 2010. The Company also has approximately $98,000 and $25,000 of research and development tax credit carryforwards for federal and state income tax purposes, respectively. The federal research and development tax credit carryforwards expire in 2005.

In connection with the Company's initial public offering in August 1992, a change of ownership (as defined in Section 382 of the Internal Revenue Code of 1986, as amended) occurred. As a result, the Company's net operating loss carryforwards generated through August 20, 1992 (approximately $1,900,000) are subject to an annual limitation in the amount of approximately $300,000.

In 1993, a controlling interest of the Company's stock was purchased, resulting in a second annual limitation in the amount of approximately $398,000 on the Company's ability to utilize net operating loss carryforwards generated between August 11, 1992 and September 13, 1993 (approximately $7,700,000).

The Company expects that the aforementioned annual limitations will result in net operating loss carryovers which will not be utilized prior to the expiration of the carryover period.

                     Alternative Technology Resources, Inc.
                         Notes to Financial Statements

                    Years Ended June 30, 2001, 2000 and 1999

6.  COMMITMENTS AND CONTINGENCIES

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of its business. The Company is not currently subject to any legal proceedings.

The Company signed agreements effective in January 2001 with an application services provider to license, support and run software to process medical bills submitted to the Company's Healthcare Exchange. The agreements are for a period of 66 months. They required payment of an initial base license fee of $250,000, which is being amortized over 66 months, and data center set up, training and implementation fees of about $145,000, which were expensed. The agreements require monthly minimum payments currently of about $35,000 and additional fees that are transaction based if volumes exceed levels included in the monthly minimums.

In November 1999, the California Department of Corporations, Health Enforcement Division, announced that it is taking enforcement action against discount health benefit card plans conducting operations in California in violation of the Health Care Service Plan Act of 1975 (the "HCSP Act"). In October 1999, the Department issued the Company a subpoena with respect to documents relating to the Company's relationship with WebMD Corp. and the potential of being a health care service plan under the Department's jurisdiction. The Company has responded to this subpoena. We do not believe our Healthcare Exchange is within the scope of the HCSP Act. Further, in June 2001 the California Department of Managed Health Care, which now resolves questions of law regarding the HCSP Act, issued an opinion that discount health benefit card plans are not health care service plans subject to the HCSP Act.

In November 1995, the Company entered into a lease agreement for its current facility under a one-year lease with Mr. Cameron. The lease has been extended to January 31, 2004. Payments under this facilities lease are approximately $141,330 per year. At June 30, 2001, $496,472 of rent owed for fiscal years 1996 through 2001 is included in the balance of accounts payable to stockholders. Rental expense for all operating leases was approximately $196,390, $189,121, and $224,598 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively, including approximately $139,272, $114,285 and $88,676 related to the lease of the office facilities from Mr. Cameron for the fiscal years ended June 30, 2001, 2000 and 1999, respectively, and $22,841 related to the lease of the headquarters in Portsmouth, New Hampshire for fiscal year ended June 30, 2001. There was no rental expense for the New Hampshire headquarters for fiscal years ended June 30, 2000 and 1999.

                     Alternative Technology Resources, Inc.
                         Notes to Financial Statements

                    Years Ended June 30, 2001, 2000 and 1999

Minimum annual rental payments for all non-cancelable operating leases on equipment are as follows:

2002                    $        33,362
2003                    $        32,799
2004                    $        25,029
2005                    $        23,511
2006                    $         3,040

7.  STOCKHOLDERS' EQUITY (DEFICIT)

SERIES D PREFERRED STOCK

In June 1994, existing stockholders purchased 204,167 shares of Series D Convertible Preferred Stock for $1,225,002. ATR's Series D Preferred Stock carried a cumulative dividend of $0.60 per share per year, until the Series D preferred stock was exchanged for common stock on September 11, 2000. On September 11, 2000, in connection with the exchange of 204,167 shares Series D preferred stock, for 408,334 shares of common stock based on a per share price of $3.00 per share, the Company declared accrued dividends of $759,110 in the aggregate. Of the $759,110 in accrued dividends, two of the Series D preferred stockholders agreed to accept 158,638 shares of common stock for $475,915 in accrued dividends based on a $3.00 per share value. The benefit accruing to the Series D Preferred stockholders recorded in the quarter ended September 30, 2000 was approximately $316,702 in compensation expense and $862,000 in preferred stock dividends. As of June 30, 2001, cumulative unpaid, dividends are $283,195.

COMMON STOCK

The Company's Healthcare Exchange development efforts will require substantial funds prior to generating sufficient revenues to fund operations and repay debt. Therefore, the Company engaged a New York based financial and investment banking firm to assist the Company in raising capital. On August 28, 2000, the Company sold $10,000,000 of its common stock at $3.00 per share. Proceeds, net of offering costs, were approximately $9,560,345. Proceeds are being used to develop the Company's Healthcare Exchange. The Company's Chief Executive Officer and related entities purchased 2,333,335 shares of the Company's common stock in the private placement. Because the purchase price of such stock was less than the public trading price on the date of purchase, the Company recorded compensation expense of approximately $1,458,344 in the fiscal quarter ended September 30, 2000.

The Company received $3,712,348 in private sales of its common stock at an average price of $3.42 per share during fiscal year 2000.

                     Alternative Technology Resources, Inc.
                         Notes to Financial Statements

                    Years Ended June 30, 2001, 2000 and 1999

WARRANTS

Warrant activity during the periods indicated is as follows:

                                      Number of          Range of        Weighted Average
                                        Shares        Exercise Prices     Exercise Price
                                      ---------------------------------------------------
Balance at June 30, 1998                705,583        $0.01-$25.00           $3.47
Exercised                               (12,500)       $0.01                  $0.01
Expired/Canceled                       (133,283)       $5.00-$15.00          $14.40
                                       --------
Balance at June 30, 1999                559,800        $0.01-$25.00           $0.94
Exercised                               (20,000)       $0.75                  $0.75
                                       --------
Balance at June 30, 2000                539,800        $0.01-$25.00           $0.95
Expired/Canceled                        (40,000)       $0.01                  $0.01

Balance at June 30, 2001                499,800        $0.01-$25.00           $0.95
                                       ========

At June 30, 2001, the weighted-average remaining contractual life of outstanding warrants was 4.5 years. All warrants are immediately exercisable for common stock at June 30, 2001.

STOCK OPTION/STOCK ISSUANCE PLANS

The 1993 Stock Option/Stock Issuance Plan (the "1993 Plan"), pursuant to which key employees (including officers) and consultants of the Company and the non-employee members of the Board of Directors may acquire an equity interest in the Company, was adopted by the Board of Directors on August 31, 1993 and became effective at that time. The 1993 Plan provided that up to 400,000 shares of common stock could be issued over the ten-year term of the 1993 Plan. As of June 30, 2001, shares available for future issuance under this plan were 31,173.

The 1997 Stock Option Plan (the "1997 Plan"), pursuant to which key employees (including officers) and consultants of the Company and the non-employee members of the Board of Directors may acquire an equity interest in the Company, was adopted by the Board of Directors on November 18, 1997 and became effective at that time. An aggregate of 3,000,000 shares of common stock may be issued over the five-year term of the 1997 plan. Subject to the oversight and review of the Board of Directors, the 1997 Plan shall generally be administered by the Company's Compensation Committee consisting of at least two non-employee directors as appointed by the Board of Directors. The grant date, the number of shares covered by an option and the terms and conditions for exercise of options shall be determined by the Committee, subject to the 1997 Plan requirements. The Board of Directors shall determine the grant date, the number of shares covered by an option and the terms and conditions for exercise of options to be

                     Alternative Technology Resources, Inc.
                   Notes to Financial Statements (continued)

                    Years Ended June 30, 2001, 2000 and 1999

granted to members of the Committee. As of June 30, 2001, shares available for future issuance under this plan were 1,236,900.

Outstanding option activity for the 1993 and the 1997 Plans during the periods indicated is as follows:

                                                                            Weighted
                                      Number of          Range of           Average
                                       Shares         Exercise Prices    Exercise Price
                                      -------------------------------------------------
Balance at June 30, 1998               569,919         $0.75-$13.10           $1.01
Granted                                 25,000         $0.28                  $0.28
                                     ---------
Balance at June 30, 1999               594,919         $0.28-$13.10           $0.98
Granted                                880,000         $0.25-$7.19            $2.72
Exercised                             (269,919)        $0.25-$1.62            $0.65
Cancelled                              (25,000)        $0.25                  $0.25
                                     ---------
Balance at June 30, 2000             1,180,000         $0.25-$13.10           $2.36
Granted                                920,600         $1.34-$4.50            $2.77
Exercised                              (49,933)        $0.25                  $0.25
Cancelled                             (317,500)        $3.44-$7.19            $4.04
                                     ---------
Balance at June 30, 2001             1,733,167         $0.25-$13.10           $2.33
                                     =========


The following table summarizes information about stock options outstanding under the 1993 and the 1997 Plans at June 30, 2001:

                                                  Weighted
                                                  Average
                                 Weighted        Remaining                       Weighted
   Range of        Options       Average        Contractual      Options         Average
Exercise Prices  Outstanding  Exercise Price        Life       Exercisable    Exercise Price
--------------------------------------------------------------------------------------------
$  0.25-1.95        807,567       $0.85            7.59         555,022            $0.80
$  2.00-3.85        583,100       $2.71            9.55          35,833            $3.67
$  4.00-6.63        327,500       $4.89            8.83         142,500            $4.77
$       7.19          5,000       $7.19            8.67           1,667            $7.19
$      13.10         10,000      $13.10            2.83          10,000           $13.10
                   ---------                                    -------
                   1,733,167      $2.33                         745,022            $1.88
                   =========                                    =======

As of June 30, 2000 and 1999, 485,000 and 572,919 options were exercisable, respectively.

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                    Years Ended June 30, 2001, 2000 and 1999

In addition to options granted pursuant to the 1993 and 1997 Stock Option/Stock Issuance Plans, the Company has granted options outside these plans. In fiscal year 1994, the Company granted to its former Chief Executive Officer and director stock options for 400,000 shares of common stock exercisable at $0.10 per share. Out of these options 370,000 remain outstanding and are fully vested as of June 30, 2001. These options expire on August 10, 2003.

In September 1996, the Board of Directors granted a non-statutory option to purchase 20,000 shares of the Company's common stock at an exercise price of $2.00 per share to the then Chairman of the Board. Of this option, 5,000 remain outstanding and are fully vested as of June 30, 2001. This option expires in September 2001.

During fiscal year 2000, in accordance with an employment agreement, the Company granted the current Chief Executive Officer stock options for 7,000,000 shares of common stock exercisable at $3.00 per share, the fair market value of the Company's common stock on the date of grant. As of June 30, 2001, 1,400,000 options have vested. The options vest ratably over 5 years and expire on April 14, 2010. Also on August 1, 2000, Mr. Cameron entered into an agreement with the Company's Chief Executive Officer to grant him the option to purchase 6,000,000 shares of the Company's common stock from Mr. Cameron at the purchase price of $3.625 per share, the fair market value of the Company's stock on that date. This option is vested immediately and can be exercised within 6 years from the date of grant.

SFAS No. 123 requires presentation of pro forma information regarding net loss and loss per share as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of ATR options was estimated at the date of grant using the binomial option pricing model with the following weighted average assumptions for fiscal years 2001, 2000 and 1999: dividend yield of 0%, an expected life of five years from grant date, a risk-free interest rate of 5.0%, and expected volatility of 1.168, 1.271 and 0.959.

The binomial model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. It requires the input of highly subjective assumptions, the quality of which cannot be judged except by hindsight. The Company's pro forma information is as follows:

                                                         Years Ended June 30,
                                         ---------------------------------------------------
                                              2001               2000               1999
                                         ---------------    ---------------    -------------
Net loss applicable to common stockholders:
     As reported                         $    (9,800,897)   $    (4,938,141)   $    (839,247)
     Pro forma                           $   (14,153,429)   $    (6,224,858)   $    (938,388)

Basic and diluted net loss per share:
     As reported                         $         (0.17)   $         (0.10)   $       (0.03)
     Pro forma                           $         (0.24)   $         (0.12)   $       (0.04)

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                    Years Ended June 30, 2001, 2000 and 1999

Future pro forma results may be materially different from amounts reported as future years will include the effects of additional stock option grants.

The weighted average fair value of options granted during the fiscal years ended June 30, 2001, 2000 and 1999 was $2.30, $2.58 and $0.21, respectively.

Compensation cost for non-cash stock based compensation awards was $1,931,036 for fiscal 2001 and $77,343 for fiscal 1999. No such expense was incurred in fiscal 2000. Costs incurred in fiscal 2001 primarily represent $1,458,334 recorded in connection with the purchase of 2,333,335 shares of the Company's common stock in August 2000 because the purchase price of such stock was less than the public trading price on the date of purchase. In addition, in connection with the agreements with the Series D preferred stockholders to exchange all their outstanding Series D shares into shares of common stock, the Company record $316,702 for the benefit accruing to the Series D preferred stockholders. The remaining cost incurred in fiscal 2001 related to the issuance of stock pursuant to consulting agreements.

STOCK RESERVED FOR ISSUANCE

As of June 30, 2001, the Company has reserved a total of 11,672,616 shares of common stock pursuant to outstanding warrants, options, convertible notes payable to stockholders, and future issuance of options to employees and non-employee directors.

       Common Shares Reserved for Issuance
---------------------------------------------------
Options                                  10,376,240
Warrants                                    499,800
Notes (including accrued interest)          796,576
                                         ----------
Total                                    11,672,616
                                         ==========

8.  SUBSEQUENT EVENTS (UNAUDITED)

On September 1, 2001 the Company extended the notes to stockholders from the due date of December 31, 2001 to December 31, 2002 (Note 3). Mr. Cameron's extended notes total $1,630,529, including accrued interest and extension fees of 2%, and bear interest at 10.25% per annum. The convertible promissory notes total $2,423,826, including accrued interest at 10.25% per annum.

9.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents the Company's unaudited quarterly statement of operations data for the four quarters of fiscal 2001 and fiscal 2000. The Company believes that this information has been prepared on the same basis as its audited consolidated financial statements and that all necessary adjustments,

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                    Years Ended June 30, 2001, 2000 and 1999

consisting only of normal recurring adjustments, have been included to present fairly the selected quarterly information. The Company's quarterly results of operations for these periods are not necessarily indicative of future results of operations.

                                                                            2001
                                                -----------------------------------------------------------------
                                                SEPTEMBER 30      DECEMBER 31         MARCH 31          JUNE 30
Healthcare Exchange revenue                     $         -       $         -       $         -      $     50,944
Healthcare Exchange gross profit (loss)                   -                 -                 -           (33,584)
Contract Programming revenue                        178,019            47,812            46,385            36,253
Contract Programming gross profit                    42,217             1,160             9,466             9,954
Product development costs                        (1,057,426)       (1,238,497)       (1,227,696)       (1,573,894)
General and administrative expenses              (2,141,486)         (490,072)         (640,279)         (579,134)
Loss from operations                             (3,156,695)       (1,727,409)       (1,858,509)       (2,176,658)
Total other income (expense)                        (50,935)           79,980            11,268           (35,797)
Net loss                                         (3,207,631)       (1,647,429)       (1,847,241)       (2,212,454)
Preferred stock dividends in arrears               (886,142)                -                 -                 -
Net loss applicable to common stockholders       (4,093,773)       (1,647,429)       (1,847,241)       (2,212,454)
Basic and diluted net loss per share           $      (0.07)     $      (0.03)     $      (0.03)     $      (0.04)
Shares used in per share calculation             56,695,586        59,329,251        59,358,090        59,383,954


                                                                            2000
                                                -----------------------------------------------------------------
                                                SEPTEMBER 30      DECEMBER 31         MARCH 31          JUNE 30
Healthcare Exchange revenue                     $         -       $         -       $         -       $         -
Healthcare Exchange gross profit (loss)                   -                 -                 -                 -
Contract Programming revenue                        949,901           700,829           543,133           367,238
Contract Programming gross profit                    94,714            92,579           129,583           105,186
Product development costs                            (1,588)         (234,232)         (307,854)         (610,570)
General and administrative expenses                (275,356)         (279,124)         (322,242)         (400,004)
Loss from operations                               (182,230)         (420,777)         (500,513)         (905,388)
Total other income (expense)                     (2,512,402)          (87,348)         (149,869)          (57,114)
Net loss                                         (2,694,632)         (508,125)         (650,382)         (962,502)
Preferred stock dividends in arrears                (30,625)          (30,625)          (30,625)          (30,625)
Net loss applicable to common stockholders       (2,725,257)         (538,750)         (681,007)         (993,127)
Basic and diluted net loss per share           $      (0.07)     $      (0.01)     $      (0.01)     $      (0.01)
Shares used in per share calculation             36,818,746        54,299,591        55,056,986        55,247,854

                                 EXHIBIT INDEX

        Exhibit
        Number       Description of Document
        -------      -----------------------
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

        3.3       Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 of Form 10-KSB for the fiscal year ended June 30, 1997).

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

        10.37     Healtheon Customer Agreement effective September 16, 1999 (incorporated by reference to
                  Exhibit 10.37 to Form 10-K for the year ended June 30, 2001).

        10.38     Employment Agreement with Jeffrey McCormick

        10.40     Master Agreement for Computer Software Products and Related Services between Alternative
                  Technology Resources, Inc. and Resource Information Management Systems, Inc. (incorporated by reference to Exhibit 10.40 to Form 10-Q for the quarterly period ended December 31,
                  2000).

        23.1      Consent of Ernst & Young LLP, Independent Auditors

+ Indicates a management contract or compensatory plan or arrangement as required by Item 13(a).