Form 10-Q
period 2001-09-30
ALTERNATIVE TECHNOLOGY RESOURCES INC
filed 2001-11-13
CIK 885520

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

     Commission file number 0-20468


                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                       68-0195770
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)



                     33 Jewel Court, Portsmouth, N.H. 03801
                    (Address of principal executive offices)

                                 (603) 501-3200
              (Registrant's telephone number, including area code)


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

Number  of  shares  of  common  stock  outstanding  as of  September  30,  2001:
59,418,344

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                            Condensed Balance Sheets
                                   (Unaudited)


                                                                         September 30,          June 30,
                                                                             2001                 2001
                                                                        -------------        -------------
                               Assets
                               ------

Current assets:
  Cash and cash equivalents                                             $   2,749,984        $   3,159,017
  Short-term investments                                                            -            1,354,137
  Trade accounts receivable                                                       225               24,252
  Interest receivable                                                           7,978               52,134
  Prepaid expenses and other current assets                                   241,984              267,635
                                                                        -------------        -------------
Total current assets                                                        3,000,171            4,857,175
                                                                        -------------        -------------
Property and equipment:
  Equipment and software                                                      592,659              501,626
  Accumulated depreciation and amortization                                  (142,395)            (107,848)
                                                                        -------------        -------------
  Property and equipment, net                                                 450,264              393,778
                                                                        -------------        -------------
Prepaid annual license and service fees                                       242,138              259,155
Other non-current assets                                                       40,996               67,550
                                                                        -------------        -------------
                                                                        $   3,733,569        $   5,577,658
                                                                        =============        =============
                 Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Payable to Healthcare Exchange participants                           $      86,348        $      40,756
  Trade accounts payable                                                      232,889              151,371
  Accrued payroll and related expenses                                        363,858              181,028
  Accrued preferred stock dividends                                           283,195              283,195
  Accounts payable and accrued interest payable
   to stockholders                                                            530,866              728,941
  Other current liabilities                                                   240,533              295,680
                                                                        -------------        -------------
Total current liabilities                                                   1,737,689            1,680,971
                                                                        -------------        -------------
  Notes payable to stockholder                                              1,630,529            1,511,635
  Convertible notes payable to stockholder                                  2,423,823            2,228,815
                                                                        -------------        -------------
Total notes payable to stockholders                                         4,054,352            3,740,450

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, $0.01 par value - 100,000,000 shares
    authorized; 59,418,344 shares issued and
    outstanding at September 30, 2001
    (59,394,844 at June 30, 2001)                                             594,184              593,949
  Additional paid-in capital                                               49,128,300           49,109,283
  Accumulated other comprehensive (loss)                                            -                  (22)
  Accumulated deficit                                                     (51,780,956)         (49,546,973)
                                                                        -------------        -------------
Total stockholders' equity (deficit)                                       (2,058,472)             156,237
                                                                        -------------        -------------
                                                                        $   3,733,569        $   5,577,658
                                                                        =============        =============


See accompanying notes to condensed financial statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                       Condensed Statements of Operations
                                   (Unaudited)



                                                                   Three Months Ended
                                                                      September 30
                                                                2001                2000
                                                           ------------         ------------
Healthcare Exchange
   Healthcare exchange revenue                             $    108,218         $          -
   Healthcare exchange costs                                   (224,788)                   -
                                                           ------------         ------------
Healthcare exchange gross profit (loss)                        (116,570)                   -

Contract Programming
   Contract programming revenue                                       -              178,019
   Programmer costs                                                   -             (129,602)
   Start-up and other costs                                           -               (6,200)
                                                           ------------         ------------
Contract programming gross profit                                     -               42,217

Selling, Marketing and Product development costs             (1,505,195)          (1,057,426)

General and administrative expenses                            (505,834)          (2,141,486)
                                                           ------------         ------------
Loss from operations                                         (2,127,599)          (3,156,695)

Other income (expense)
   Interest income                                               33,133               80,736
   Interest expense to stockholders and directors              (139,517)            (131,672)
                                                           ------------         ------------
Total other income (expense)                                   (106,384)             (50,936)
                                                           ------------         ------------
Net loss                                                     (2,233,983)          (3,207,631)

Preferred stock dividends in arrears                                  -             (886,142)
                                                           ------------         ------------
Net loss applicable to common stockholders                 $ (2,233,983)        $ (4,093,773)
                                                           ============         ============
Basic and diluted net loss per share                       $      (0.04)        $      (0.07)
                                                           ============         ============
Shares used in per share calculations                        59,401,860           56,695,586
                                                           ============         ============

See accompanying notes to condensed financial statements.

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                   Three Months Ended
                                                                       September 30
                                                                2001                2000
                                                           ------------         ------------

Net cash used in operating activities                      $ (2,005,312)        $ (1,575,969)
                                                           ------------         ------------
Cash flows used in investing activities:
   Purchases of property and equipment                          (91,033)             (51,972)
   Maturities of short-term investments                       1,354,159                    -
                                                           ------------         ------------
Net cash provided (used) by investing activities              1,263,126              (51,972)
                                                           ------------         ------------

Cash flows from financing activities:
   Proceeds from sale of common stock                                 -            9,564,644
   Proceeds from exercise of options and warrants                19,251               26,666
   Proceeds from notes payable to stockholders                  313,902              233,027
   Payments on notes payable to directors                             -              (23,324)
                                                           ------------         ------------
Net cash provided by financing activities                       333,153            9,801,013
                                                           ------------         ------------

Net increase (decrease) in cash and cash equivalents           (409,033)           8,173,072
Cash and cash equivalents at beginning of period              3,159,017            1,909,421
                                                           ------------         ------------
Cash and cash equivalents at end of period                 $  2,749,984         $ 10,082,493
                                                           ============         ============


See accompanying notes to condensed financial statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                     Notes to Condensed Financial Statements
                               September 30, 2001
                                   (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2001.

In the opinion of management, the unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the Company's financial position at September 30, 2001 and June 30, 2001, results of operations for the three months ended September 30, 2001 and 2000, and cash flows for the three months ended September 30, 2001 and 2000. The results for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2002.

The Company has incurred operating losses since inception, which have resulted in an accumulated deficit of $51,780,956 at September 30, 2001. Based on the steps the Company has taken to refocus its operations and obtain additional financing, the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern, and that this plan will enable the Company to continue as a going concern, at least through the end of fiscal year 2002. However, the Company believes it will need to raise additional funds during fiscal 2002. There can be no assurance that this plan will be successfully implemented. If unsuccessful, the Company may be required to reduce the development efforts of its Healthcare Exchange or be forced into seeking protection under federal bankruptcy laws. As a result, the report of independent auditors on the Company's June 30, 2001 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 2 - Financing Arrangements

See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Note 3 - Comprehensive Loss

Total comprehensive loss for the three months ended September 30, 2001 and 2000, was $2,233,961, and $3,207,631, respectively. Other comprehensive income (loss) represents the net change in unrealized gains (losses) on available-for-sale securities.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


Note 4 - Recent Accounting Pronouncements

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

Note 5 - Net Loss Per Share

All loss per share amounts for all periods have been presented in accordance with Statement of Financial Accounting Standards Board No. 128, "Earnings per Share". As the Company has reported net losses in all periods presented, basic and diluted loss per share have been calculated on the basis of net loss applicable to common stockholders divided by the weighted average number of common stock shares outstanding without giving effect to outstanding options, warrants, and convertible securities whose effects are anti-dilutive. For the three-months ending September 30, 2001 and 2000, there were stock options, stock warrants, and a convertible note payable outstanding, which could potentially dilute earnings per share in the future but were not included in the computation of diluted loss per share as their effect was anti-dilutive in the periods presented.

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Management's Discussion and Analysis

The following discussion provides information to facilitate the understanding and assessment of significant changes in trends related to the financial condition of the Company and its results of operations. It should be read in conjunction with the Company's financial statements and the notes thereto and other financial information included elsewhere in the Form 10-K for the fiscal year ended June 30, 2001.

Overview

General

Alternative Technology Resources, Inc. has developed and is operating an exchange for healthcare services ("Healthcare Exchange"). The purpose of the Healthcare Exchange is to utilize the Internet and other technologies to
facilitate  Provider  initiated   discounts  and  administrative,   billing  and
remittance services for all commercial lines of business. The Healthcare Exchange offers a direct and efficient conduit between Providers and Purchasers of healthcare services and/or their agents, such as Preferred Provider Organizations.

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

The Company has outsourced to multiple vendors portions of the development and operations of the information systems for its Healthcare Exchange. The Company signed agreements effective in January 2001, with an application services provider to license, support and run software to process medical bills submitted to the Company's Healthcare Exchange. ATR has also signed agreements to receive claims from Providers through electronic clearinghouses and to convert paper claims into electronic formats. ATR is evaluating other potential technology vendors as well.

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

The Company is using its management's experience in health care and information technology to establish the Healthcare Exchange, which has become the Company's sole focus. At present, the Healthcare Exchange is operating with a limited number of Providers so the Company can refine its model and determine the amount and timing of remaining development efforts. ATR's previous business was recruiting, hiring, and training foreign computer programmers and placing them with U.S. companies. In line with the Company's strategy to focus on the establishment of a Healthcare Exchange for health care services, ATR suspended recruitment of foreign computer programmers in December 1999 and began pursuing the conversion of foreign computer programmers to become employees of ATR's former customers. This conversion process was complete as of June 30, 2001.

Financial Condition

Cash and cash equivalents decreased approximately $409,033 and short-term investments decreased $1,354,137 since June 30, 2001. At September 30, 2001 substantially all of ATR's cash was invested in money market accounts.

Because the Company is emphasizing the development of the Healthcare Exchange, the results of operation for the three months ended September 30, 2001, may not be indicative of results of operations for the year ended June 30, 2002.

Results of Operation

Healthcare Exchange

Healthcare Exchange Revenue. The Company developed a proof of concept of its Healthcare Exchange, which began operations with a limited number of Providers in the three-month period ending June 30, 2001. Providers submit bills to ATR, who reprices the bills to the Provider's Healthcare Exchange rate, including adding a transaction-processing fee, and then routes them to Purchasers or their intermediaries. ATR receives payments from Purchasers on behalf of Providers, and then remits payments to Providers. The Company recognizes revenue for the transaction-processing fee when earned and no other contractual obligations or contingencies exist. During the three-month period ending September 30, 2001, the second quarter of operations of the Healthcare Exchange, $108,218 of revenue was recognized. No revenue was generated during the three-month period ending September 30, 2000.

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Healthcare Exchange Costs. Healthcare Exchange costs are the direct costs related to the processing of the bills submitted by Providers and payments received from Purchasers. These costs include the salary and other wage and benefit costs of the Healthcare Exchange operations staff and the operating cost of the application services provider. The costs for three-month period ending September 30, 2001, were $224,788. No operating costs were incurred for the three-month period ending September 30, 2000.

Contract Programming

Contract Programming Revenue. ATR's previous business was recruiting, hiring, training and placing foreign computer programmers with U.S. companies. In line with the Company's strategy to focus on the establishment of the Healthcare Exchange for health care services, ATR suspended recruitment of foreign computer programmers in December 1999 and began pursuing the conversion of computer programmers to employees of ATR's former customers. This conversion process was complete as of June 30, 2001. For the three-month period ending September 30, 2000, $178,019 in revenue was generated primarily from sales of programmer services.

Programmer Costs. Programmer costs were salary, and other wage and benefit costs of ATR's programmer employees. Due to the final phase out of contract programming business through conversion of the computer programmers to employees of ATR's customers as of June 30, 2001, as discussed above in "Contract Programming Revenue," no contract programming costs were incurred for the three-month period ending September 30, 2001. There were $129,602 in programmer costs for the three-month period ending September 30, 2000.

Start-up and Other Costs. Start-up and other costs represent the costs of recruiting fees, training, and travel for programmer employees coming to the United States from the former Soviet Union for the first time, relocation costs within the United States, and legal and other costs related to obtaining and maintaining compliance with required visas, postings and notifications. Start-up and other costs were expensed as incurred. There were no start-up and other costs for the three-month period ending September 30, 2001 as compared to $6,200 the three-month period ending September 30, 2000.

Selling, Marketing and Product Development Costs

In October 1999 the Company began incurring costs to develop its Healthcare Exchange. Costs incurred are primarily salary, other wage and benefit costs of ATR's employees and other operational costs associated with recruiting the network of healthcare Providers. The cost increase of $447,769 for the three-month period ending September 30, 2001, compared to the same period in the prior fiscal year is primarily the result of the increase of sales and marketing staff to 53 at quarter end September 30, 2001, from 23 at quarter end September 30, 2000.

General and Administrative Expenses

General and Administrative Expenses ("G&A"). G&A expenses decreased $1,635,652 for the three-month period ended September 30, 2001 compared to the same period of the prior fiscal year. This decrease is due primarily to non-cash employee compensation related to the purchase of common stock in the Company's August 2000 private placement by the Company's Chief Executive Officer and related

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


entities, and non-cash compensation due to conversion of Series D Preferred Stock into common stock by the Company's Chairman of the Board recorded during the three-month period ended September 30, 2000. No comparable costs were recorded in the three-month period ending September 30, 2001. The period ending September 30, 2001 reflects an increase of employees and related costs to support development efforts of the Healthcare Exchange.

Other Income (Expense)

Interest Income. Interest income is related to the short-term investment of cash balances. The decrease is the result of reduced cash balances in the three-month period ending September 30, 2001, in comparison to the same period in fiscal 2001.

Interest Expense. Interest expense increased $7,845 in the three months ended September 30, 2001 primarily due to the increase in Notes Payable to Stockholder and Convertible Notes Payable to Stockholder.

Income Taxes

As of June 30, 2001, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $37 million and $21 million, respectively. The federal net operating loss carryforwards expire in 2004 through 2020 and the state net operating loss carryforwards expire in 2001 through 2010. The Company also has approximately $98,000 and $25,000 of research and development tax credit carryforwards for federal and state income tax purposes, respectively. The federal research and development tax credit carryforwards expire in 2005.

Under certain provisions of the Internal Revenue Code of 1986, as amended, portions of the net operating loss carryforward and research and development tax credit carryforward are subject to annual limitations as a result of changes in the ownership of the company.

Liquidity and Capital Resources

Traditionally, the Company has used a combination of equity and debt financing and internal cash flow to fund operations and finance accounts receivable but has incurred operating losses since its inception, which has resulted in an accumulated deficit of $51,780,956 at September 30, 2001.

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

On September, 11, 2000, the Company agreed with the Series D Preferred stockholders to exchange all their outstanding Series D shares and $475,915 in accrued preferred stock dividends into 566,972 shares of common stock based on a

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


purchase price of $3.00 per common share. The benefit accruing to the Series D Preferred stockholders was recorded in the quarter ended September 30, 2000, approximately $317,702 in compensation expense and $862,033 in preferred stock dividends.

The Company has received short-term, unsecured financing to fund its operations in the form of notes payable of $3,740,450 as of June 30, 2001, from Mr. Cameron and another stockholder. These notes bear interest at 10.25%. On September 11, 2000, the Company agreed with Mr. Cameron to extend the due date on notes payable to him until December 31, 2001,in exchange for an extension fee of 2%. These extended notes total $1,511,635, including accrued interest and extension fees, and bear interest at 10.25% per annum. Also on September 11, 2000, the Company agreed with the other note holder to extend the due date of his notes until December 31, 2001, in consideration of such notes becoming convertible promissory notes. The convertible promissory notes total $2,288,815, including accrued interest, bear interest at 10.25% per annum and are convertible into common stock at $3.00 per share (approximate public trading price on that date) at the note holder's option. On September 1, 2001, the due dates of these notes were extended from December 31, 2001 to December 31, 2002. Mr. Cameron's extended notes total $1,630,529, including accrued interest and extension fees of 2%, and bear interest at 10.25% per annum. The convertible promissory notes total $2,423,826, including accrued interest at 10.25% per annum.

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

Based on the steps the Company has taken to refocus its operations and obtain additional financing, the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern, and that this plan will enable the Company to continue as a going concern through at least the end of fiscal 2002. However, the Company believes it will need to raise additional funds during fiscal 2002. There can be no assurance that this plan will be successfully implemented. If unsuccessful the Company may be required to reduce the development efforts or its Healthcare Exchange or be forced into seeking protection under federal bankruptcy laws. As a result, the report of independent auditors on the Company's June 30, 2001, financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Effects of Inflation

Management does not expect inflation to have a material effect on the Company's operating expense.

PART I  FINANCIAL INFORMATION
Item 3  Quantitative and Qualitative Disclosures About Market Risk

The Company has long-term debt in the aggregate amount of $4,054,352 as of September 30, 2001, payable to two stockholders of the Company. The debt bears interest at 10.25% per annum and is due December 31, 2002. The Company does not believe that any change in interest rates will have a material impact on the Company during fiscal 2002. Further, the Company has no foreign operations and therefore is not subject to foreign currency fluctuations.


PART II OTHER INFORMATION

Items 1, 2, 3, 4, 5, 6
None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                                    (Registrant)


Date:   November 13, 2001           /s/   James W. Cameron, Jr.
                                    ------------------------------------------
                                    James W. Cameron, Jr.
                                    Chairman of the Board and Chief Financial
                                    Officer
                                    (Principal Executive and Financial Officer)