Form 10-Q
period 2001-12-31
ALTERNATIVE TECHNOLOGY RESOURCES INC
filed 2002-02-13
CIK 885520

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2001

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

Number of shares of common stock outstanding as of February 11, 2002: 59,984,322

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                            Condensed Balance Sheets
                                   (Unaudited)


                                                                        Fiscal Quarter       Fiscal Year End
                                                                         December 31,           June 30,
                               Assets                                        2001                 2001
                                                                        --------------       ---------------
Current assets:
  Cash and cash equivalents                                             $     367,495        $   3,159,017
  Short-term investments                                                            -            1,354,137
  Trade accounts receivable                                                       636               24,252
  Interest receivable                                                             382               52,134
  Prepaid expenses and other current assets                                   211,197              267,635
                                                                        -------------        -------------
Total current assets                                                          579,710            4,857,175
                                                                        -------------        -------------
Property and equipment:
  Equipment and software                                                      721,757              501,626
  Accumulated depreciation and amortization                                  (188,221)            (107,848)
                                                                        -------------        -------------
  Property and equipment, net                                                 533,536              393,778
                                                                        -------------        -------------
Prepaid annual license and service fees                                       225,122              259,155
Other non-current assets                                                       39,388               67,550
                                                                        -------------        -------------
                                                                        $   1,377,756        $   5,577,658
                                                                        =============        =============

                 Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Payable to Healthcare Exchange participants                           $     173,334        $      40,756
  Trade accounts payable                                                      165,015              151,371
  Accrued payroll and related expenses                                        224,013              181,028
  Accrued preferred stock dividends                                           283,195              283,195
  Accounts payable and accrued interest payable to stockholders               619,921              728,941
  Other current liabilities                                                   259,230              295,680
                                                                        -------------        -------------
Total current liabilities                                                   1,724,708            1,680,971
                                                                        -------------        -------------
  Notes payable to stockholder                                              1,630,529            1,511,635
  Convertible notes payable to stockholder                                  2,423,823            2,228,815
                                                                        -------------        -------------
Total notes payable to stockholders                                         4,054,352            3,740,450

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, $0.01 par value - 100,000,000 shares authorized;
    59,422,344 shares issued and outstanding at December 31, 2001
    (59,394,844 at June 30, 2001)                                             594,223              593,949
  Additional paid-in capital                                               49,133,637           49,109,283
  Accumulated other comprehensive (loss)                                            -                  (22)
  Accumulated deficit                                                     (54,129,164)         (49,546,973)
                                                                        -------------        -------------
Total stockholders' equity (deficit)                                       (4,401,304)             156,237
                                                                        -------------        -------------
                                                                        $   1,377,756        $   5,577,658
                                                                        =============        =============


See accompanying notes to condensed financial statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                       Condensed Statements of Operations
                                   (Unaudited)



                                                         Three Months Ended              Six Months Ended
                                                             December 31,                December 31, 2001
                                                        2001            2000           2001             2000
Healthcare exchange
   Healthcare exchange revenue                      $    253,876   $          -    $    362,094    $          -
   Healthcare exchange costs                            (350,213)             -        (575,001)              -
                                                    ------------   ------------    ------------    ------------
Healthcare exchange gross profit (loss)                  (96,337)             -        (212,907)              -

Contract programming
   Contract programming revenue                                -         47,812               -         225,831
   Programmer costs                                            -        (44,569)              -        (174,172)
   Start-up and other costs                                    -         (2,083)              -          (8,283)
                                                    ------------   ------------    ------------    ------------
Contract programming gross profit                              -          1,160               -          43,376

Selling, marketing and product development costs      (1,546,462)    (1,238,497)     (3,051,657)     (2,295,922)

General and administrative expenses                     (600,045)      (490,072)     (1,105,879)     (2,631,558)
                                                    ------------   ------------    ------------    ------------
Loss from operations                                  (2,242,844)    (1,727,409)     (4,370,443)     (4,884,104)

Other income (expense)
   Interest income                                         7,646        184,900          40,779         265,635
   Interest expense to stockholders and directors       (113,010)      (104,920)       (252,527)       (236,591)
                                                    ------------   ------------    ------------    ------------
Total other income (expense)                            (105,364)        79,980        (211,748)         29,044
                                                    ------------   ------------    ------------    ------------
Net loss                                              (2,348,208)    (1,647,429)     (4,582,191)     (4,855,060)

Preferred stock dividends in arrears                           -              -               -        (886,142)
                                                    ------------   ------------    ------------    ------------
Net loss applicable to common stockholders          $ (2,348,208)  $ (1,647,429)   $ (4,582,191)   $ (5,741,202)
                                                    ============   ============    ============    ============

Basic and diluted net loss applicable to common
stockholders per share                              $      (0.04)  $       (.03)   $      (0.08)   $      (0.10)
                                                    ============   ============    ============    ============
Shares used in per share calculations                 59,421,866     59,329,251      59,411,863      58,012,419
                                                    ============   ============    ============    ============


See accompanying notes to condensed financial statements.

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)



                                                                 Six Months Ended
                                                                    December 31,
                                                              2001              2000
                                                          ------------     ------------

Net cash used in operating activities                     $ (4,264,080)    $ (3,037,819)
                                                          ------------     ------------
Cash flows used in investing activities:
   Purchases of property and equipment                        (220,131)        (108,057)
   Purchase of short-term investments                                -       (4,952,852)
   Maturities of short-term investments                      1,354,159                -
                                                          ------------     ------------
Net cash provided (used) by investing activities             1,134,028       (5,060,909)
                                                          ------------     ------------

Cash flows from financing activities:
   Proceeds from sale of common stock                                -        9,560,345
   Proceeds from exercise of options and warrants               24,628           37,917
   Proceeds from notes payable to stockholders                 313,902          233,026
   Payments on notes payable to stockholders                         -          (60,000)
   Payments on notes payable to directors                            -          (23,324)
                                                          ------------     ------------
Net cash provided by financing activities                      338,530        9,747,964
                                                          ------------     ------------
Net increase (decrease) in cash and cash equivalents        (2,791,522)       1,649,236
Cash and cash equivalents at beginning of period             3,159,017        1,909,421
                                                          ------------     ------------
Cash and cash equivalents at end of period                $    367,495     $  3,558,657
                                                          ============     ============



See accompanying notes to condensed financial statements.

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                     Notes to Condensed Financial Statements
                                December 31, 2001
                                   (Unaudited)

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

In the opinion of management, the unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the Company's financial position at December 31, 2001 and June 30, 2001, results of operations for the three and six months ended December 31, 2001 and 2000, and cash flows for the six months ended December 31, 2001 and 2000. The results for the period ended December 31, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2002.

The Company has incurred operating losses since inception, which have resulted in an accumulated deficit of $54,129,164 at December 31, 2001. Based on the steps the Company has taken to refocus its operations and obtain additional financing, the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern, and that this plan will enable the Company to continue as a going concern, at least through the end of fiscal year 2002. The Company is currently seeking to raise up to $12,000,000 by selling up to 5,333,333 shares of its common stock at $2.25 per share.

There can be no assurance that this plan will be successfully implemented. If the offering is not fully subscribed, the Company may be required to reduce the development efforts of its Healthcare Exchange or be forced into seeking protection under federal bankruptcy laws. As a result, the report of independent auditors on the Company's June 30, 2001, financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Note 2 - Financing Arrangements

See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Note 3 - Comprehensive Loss

Total comprehensive loss for the three months ended December 31, 2001 and 2000, was $2,348,208, and $1,643,330, and $4,582,169 and $4,850,961 for the six months ended December 31, 2001 and 2000 respectively. Other comprehensive income (loss) represents the net change in unrealized gains (losses) on available-for-sale securities.

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

In  October  2001,  the FASB  issued  Statement  No.  144,  "Accounting  for the
Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supersedes SFAS 121, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." Among other things, SFAS 144 provides more guidance on estimating cash flows when performing a recoverability test. The Company will adopt SFAS 144 effective July 1, 2002. Management does not expect that the adoption of SFAS 144 will have an effect on the Company's results of operations, financial condition and cash flows.

Note 5 - Net Loss Per Share

All loss per share amounts for all periods have been presented in accordance with Statement of Financial Accounting Standards Board No. 128, "Earnings per

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Share". As the Company has reported net losses in all periods presented, basic and diluted loss per share have been calculated on the basis of net loss applicable to common stockholders divided by the weighted average number of common stock shares outstanding without giving effect to outstanding options, warrants, and convertible securities whose effects are anti-dilutive. For the three and six months ended December 31, 2001 and 2000, there were stock options, stock warrants, and a convertible note payable outstanding, which could potentially dilute earnings per share in the future but were not included in the computation of diluted loss per share as their effect was anti-dilutive in the periods presented.

Note 6 - Subsequent Events

Subsequent to December 31, 2001, and through February 11, 2002, the Company has received $737,500 through the sale of 327,778 shares pursuant to a Private Placement. The Company's Chief Financial Officer, James W. Cameron, Jr., purchased 222,222 shares of the Company's common stock in the Private Placement. Because the purchase price of such stock was less than the public trading price on the dates of purchase, the Company expects to record compensation expense of approximately $138,583 for the quarter ending March 31, 2002.

Subsequent to December 31, 2001, the Company issued 284,200 shares of common stock through the exercise of warrants for the amount of $213,150.

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

Overview

General

Alternative Technology Resources, Inc. (hereinafter referred to as "ATR," the "Company," "we" or "us") has developed and is operating an Exchange for healthcare services ("Healthcare Exchange"). The purpose of the Healthcare Exchange is to utilize the Internet and other technologies to facilitate Provider initiated discounts and administrative, billing and remittance services for all commercial lines of business in the healthcare industry. The Healthcare Exchange offers a direct and efficient conduit between Providers and Purchasers of healthcare services and/or their agents, such as Preferred Provider Organizations.

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The purpose of the Healthcare Exchange is to utilize the Internet and other technologies to facilitate Provider initiated discounts and administrative, billing and remittance services for all commercial lines of business within the healthcare industry. Our Healthcare Exchange offers a direct and efficient conduit between Providers and Purchasers of health care services, their PPOs' and/or their agents. Providers submit bills to the Company, who reprices the bills to the rate set by the Providers, including adding a transaction-processing fee, and then routes them to Purchasers or their intermediaries. The Company receives payments from Purchasers on behalf of Providers, and then remits payments to Providers.

ATR's Healthcare Exchange began operations with a limited number of Providers and Purchasers in the quarter ending June 30, 2001. The Company continues to receive, process and analyze operating data, and the results of the Company's analysis will determine the amount and timing of remaining development related efforts.

The Company is currently recruiting medical doctors, medical groups, hospitals and other health care practitioners (collectively, "Providers") in thirty-two markets in twenty-two states to offer their services through the Healthcare Exchange to those who purchase or facilitate the purchase of healthcare services ("Purchasers").

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

The Company is using its management's experience in health care and information technology to establish the Healthcare Exchange, which has become the Company's sole focus. At present, the Healthcare Exchange is operating with a limited number of Providers so the Company can refine its model and determine the amount and timing of remaining development efforts. ATR's previous business was recruiting, hiring, and training foreign computer programmers and placing them with U.S. companies. In line with the Company's strategy to focus on the establishment of a Healthcare Exchange for health care services, ATR suspended recruitment of foreign computer programmers in December 1999 and began pursuing the conversion of foreign computer programmers to become employees of ATR's customers. This conversion process was complete as of June 30, 2001, and the Company is no longer in that line of business.

Critical Accounting Policies

Revenue Recognition. The Company has developed a proof of concept of its Healthcare Exchange. The Company recognized revenue for the transaction-processing fee when it is earned and if no other contractual obligations or contingencies exist.

Product Development Costs. In October 1999, the Company began incurring costs to develop its Healthcare Exchange. In accordance with SOP 98-5, "Reporting Costs on Start-Up Activities," start-up costs associated with the Healthcare Exchange have been expensed as incurred.

Stock-Based Compensation. The Company has elected to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price or fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

Prepaid License and Service Fees. Prepaid license and services fees are recorded at cost and amortized on a straight-line basis over the service period of 66 months. Management considers whether indicators of impairment of these assets are present at each balance sheet date and an impairment loss is recorded, if necessary.

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition

Cash and cash equivalents decreased approximately $2,791,522 and short-term investments decreased $1,354,137 since June 30, 2001. At December 31, 2001, substantially all of ATR's cash was invested in money market accounts.

Because the Company is emphasizing the development of the Healthcare Exchange, the results of operation for the six months ended December 31, 2001, may not be indicative of results of operations for the year ended June 30, 2002.

Results of Operation

Healthcare Exchange

Healthcare Exchange Revenue. The Company developed a proof of concept of its Healthcare Exchange, which began operations with a limited number of Providers in the three-month period ending June 30, 2001. Providers submit bills to ATR, who reprices the bills to the Provider's Healthcare Exchange rate, including adding a transaction-processing fee, and then routes them to Purchasers or their intermediaries. ATR receives payments from Purchasers on behalf of Providers, and then remits payments to Providers. The Company recognizes revenue for the transaction-processing fee when earned and no other contractual obligations or contingencies exist. During the three and six month periods ending December 31, 2001, $253,876 and $362,094 of revenue was recognized, respectively. No Healthcare Exchange revenue was generated during the three and six month periods ending December 31, 2000.

Healthcare Exchange Costs. Healthcare Exchange costs are the direct costs related to the processing of the bills submitted by Providers and payments received from Purchasers. These costs include the salary and other wage and benefit costs of the Healthcare Exchange operations staff and the operating cost of the application services provider. The costs for three and six month periods ending December 31, 2001, were $350,213 and $575,001, respectively. No Healthcare Exchange costs were incurred for the three and six month periods ending December 31, 2000.

Contract Programming

Contract Programming Revenue. ATR's previous business was recruiting, hiring, training and placing foreign computer programmers with U.S. companies. In line with the Company's strategy to focus on the establishment of the Healthcare Exchange for health care services, ATR suspended recruitment of foreign computer programmers in December 1999 and began pursuing the conversion of computer programmers to employees of ATR's former customers. This conversion process was

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


complete as of June 30, 2001. For the three and six month periods ending December 3, 2000, $47,812 and $225,831 in revenue was generated primarily from sales of programmer services.

Programmer Costs. Programmer costs were salary, and other wage and benefit costs of ATR's programmer employees. Due to the final phase out of contract programming business through conversion of the computer programmers to employees of ATR's customers as of June 30, 2001, as discussed above in "Contract Programming Revenue," no contract programming costs were incurred for the three and six month periods ending December 31, 2001. There were $44,569 and $174,172 in programmer costs for the three and six month periods ending December 31, 2000.

Start-up and Other Costs. Start-up and other costs represent the costs of recruiting fees, training, and travel for programmer employees coming to the United States from the former Soviet Union for the first time, relocation costs within the United States, and legal and other costs related to obtaining and maintaining compliance with required visas, postings and notifications. Start-up and other costs were expensed as incurred. There were no start-up and other costs for the three and six month periods ending December 31, 2001, as compared to $2,083 and $8,283 for the three and six month periods ending December 31, 2000.

Selling, Marketing and Product Development Costs

In October 1999, the Company began incurring costs to develop its Healthcare Exchange. Costs incurred are primarily salary, other wage and benefit costs of ATR's employees and other operational costs associated with recruiting the network of healthcare Providers. The cost increase of $307,965 and $755,735 for the three and six month periods ending December 31, 2001, compared to the same period in the prior fiscal year is primarily the result of the increase of sales and marketing staff to 67 at quarter end December 31, 2001, from 33 at quarter end December 31, 2000.

General and Administrative Expenses

General and administrative expenses increased $109,973 for the three-month period ended December 31, 2001, over the same period of the prior fiscal year due to additional support staff and related administrative expenses. The six month period ending December 31, 2001, showed a decrease of $1,525,679 compared to the same period of the prior fiscal year due primarily to non-cash employee compensation related to the purchase of common stock in the Company's August 2000 private placement by the Company's Chief Executive Officer and related entities, and non-cash compensation due to conversion of Series D Preferred Stock into common stock by the Company's Chairman of the Board recorded during the six-month period ended December 31, 2000. No comparable costs were recorded in the six-month period ending December 31, 2001. The period ending December 31, 2001, reflects an increase of employees and related costs to support development efforts of the Healthcare Exchange.

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Other Income (Expense)

Interest Income. Interest income is related to the short-term investment of cash balances. The decrease is the result of reduced cash balances in the three and six month period ending December 31, 2001, in comparison to the same period in fiscal 2001.

Interest Expense. Interest expense increased $8,090 and $15,936 in the three and six months ended December 31, 2001, primarily due to the increase in Notes Payable to Stockholder and Convertible Notes Payable to Stockholder.

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

Liquidity and Capital Resources

Beginning in the three-month period ended June 30, 2001, ATR began limited operations of its Healthcare Exchange. For the six-months ended December 31, 2001, the Company earned $362,094 in revenues but incurred a $4,582,191 loss. Until the Company can generate sufficient revenue to finance its operations, the Company will have to seek other financing. Traditionally, the Company has used a combination of equity and debt financing and internal cash flow to fund operations and finance accounts receivable but has incurred operating losses since its inception, which has resulted in an accumulated deficit of $54,129,164 at December 31, 2001.

The Company's Healthcare Exchange development efforts will require substantial funds prior to generating sufficient revenues to fund operations and repay debt. The Company is currently seeking to raise up to $12,000,000 by selling up to 5,333,333 shares of its common stock at $2.25 per share in a private placement. The common stock to be issued in the private placement will be restricted securities. Subsequent to December 31, 2001, and through February 11, 2002, the Company has received $737,500 through the sale of 327,778 shares pursuant to this offering, all subsequent to December 31, 2001. The Company's Chief Financial Officer, James W. Cameron, Jr., purchased 222,222 shares of the Company's common stock in the Private Placement. Because the purchase price of

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


such stock was less than the public trading price on the dates of purchase, the Company expects to record compensation expense of approximately $138,583 for the quarter ending March 31, 2002.

Subsequent to December 31, 2001, the Company issued 284,200 shares of common stock through the exercise of warrants for the amount of $213,150.

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

The Company has received short-term, unsecured financing to fund its operations in the form of notes payable of $3,740,450 as of June 30, 2001, from Mr. Cameron and another stockholder. These notes bear interest at 10.25%. On September 11, 2000, the Company agreed with Mr. Cameron to extend the due date on notes payable to him until December 31, 2001, in exchange for an extension fee of 2%. These extended notes total $1,511,635, including accrued interest and extension fees, and bear interest at 10.25% per annum. Also on September 11, 2000, the Company agreed with the other note holder to extend the due date of his notes until December 31, 2001, in consideration of such notes becoming convertible promissory notes. The convertible promissory notes total $2,288,815, including accrued interest, bear interest at 10.25% per annum and are convertible into common stock at $3.00 per share (approximate public trading price on that date) at the note holder's option. On September 1, 2001, the due dates of these notes were extended from December 31, 2001 to December 31, 2002. Mr. Cameron's extended notes total $1,630,529, including accrued interest and extension fees of 2%, and bear interest at 10.25% per annum. The convertible promissory notes total $2,423,823, including accrued interest at 10.25% per annum.

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

Based on the steps the Company has taken to refocus its operations and obtain additional financing, the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern, and that this plan will enable the Company to continue as a going concern through at least the end of fiscal 2002. However, the Company needs to raise additional funds during fiscal 2002. There can be no assurance that this plan will be successfully implemented. If unsuccessful the Company may be required to reduce the development efforts or its Healthcare Exchange or be forced into seeking protection under federal bankruptcy laws. As a result, the report of independent auditors on the Company's June 30, 2001 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Effects of Inflation

Management does not expect inflation to have a material effect on the Company's operating expense.

PART I. FINANCIAL INFORMATION
Item 3  Quantitative and Qualitative Disclosures About Market Risk

The Company has long-term debt in the aggregate amount of $4,054,352 as of December 31, 2001, payable to two stockholders of the Company. The debt bears interest at 10.25% per annum and is due December 31, 2002. The Company does not believe that any change in interest rates will have a material impact on the Company during fiscal 2002. Further, the Company has no foreign operations and therefore is not subject to foreign currency fluctuations.

PART II. OTHER INFORMATION

Item 1   None

Item 2   Changes in Securities and Use of Proceeds.

(c) On January 9, 2002, the Board of Directors unanimously approved to issue and sell up to 5,333,333 shares of Common Stock at $2.25 pursuant to a Private Placement. Assuming that the offering is fully subscribed, the Company will receive approximately $12,000,000 in gross proceeds. This amount is before expenses of the offering of approximately $100,000 and potential finders fees, which will not exceed 10% of the gross proceeds in the aggregate. We intend to use the net proceeds of the offering (after expenses) to develop our Healthcare Exchange and for other general working capital purposes. Subscription proceeds received as of February 11, 2002, are approximately $737,500 through the sale of 327,778 shares of common stock. The Company's Chief Financial Officer, James W. Cameron, Jr., purchased 222,222 shares of the Company's common stock in the Private Placement. Because the purchase price of such stock was less than the public trading price on the dates of purchase, the Company expects to record compensation expense of approximately $138,583 for the quarter ending March 31, 2002. The Company is relying on Regulation D, Rule 506, as an exemption from registration.

Item 3  None

Item 4  Submission of Matters to a Vote of Security Holders

An annual meeting of stockholders was held November 20, 2001, at the Company's offices in Sacramento, California. The stockholders voted on the following matters and approved:

     1) The election of James W. Cameron, Jr., Edward L. Lammerding, Jeffrey S McCormick and Thomas W. O'Neil, Jr. as directors of the Company:
          53,461,758 shares were received in favor of Mr. Cameron, 5,150 shares were withheld; 53,456,758 shares were received in favor of Mr. Lammerding, 10,150 shares were withheld; 53,461,758 shares were received in favor of Mr. McCormick, 5,150 shares were withheld; and 53,461,758 shares were received in favor of Mr. O'Neil, 5,150 shares were withheld.

Items 5, 6  None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                              (Registrant)

Dated: February 13, 2002

                                 /S/ JAMES W. CAMERON, JR.
                              ----------------------------------------
                              James W. Cameron, Jr.
                              Chairman of the Board and Chief Financial Officer (Principal Executive and Financial Officer