Form 10-Q
period 2002-03-31
ALTERNATIVE TECHNOLOGY RESOURCES INC
filed 2002-05-15
CIK 885520

                               United States
                   Securities and Exchange Commission
                           Washington, D.C. 20549


                                 Form 10-Q



     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002

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

Number of shares of common stock outstanding as of April 30, 2002:  60,941,353

PART I.         FINANCIAL INFORMATION
Item 1.         Financial Statements


                                          ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                                                  Condensed Balance Sheets
                                                          (Unaudited)

                                                                                        Fiscal Quarter           Fiscal Year End
                                                                                            March 31,                 June 30,
                                       Assets                                                 2002                      2001
                                       ------
                                                                                      ----------------------    --------------------
Current assets:
  Cash and cash equivalents                                                           $     1,541,144           $     3,159,017
  Short-term investments                                                                            -                 1,354,137
  Trade accounts receivable                                                                       284                    24,252
  Interest receivable                                                                             288                    52,134
  Prepaid expenses and other current assets                                                   147,106                   267,635
                                                                                      ----------------------    --------------------
Total current assets                                                                        1,688,822                 4,857,175
                                                                                      ----------------------    --------------------

Property and equipment:
  Equipment and software                                                                      746,215                   501,626
  Accumulated depreciation and amortization                                                  (236,331)                 (107,848)
                                                                                      ----------------------    --------------------
  Property and equipment, net                                                                 509,884                   393,778
                                                                                      ----------------------    --------------------

Prepaid annual license and service fees                                                       236,476                   259,155
Other non-current assets                                                                       25,308                    67,550
                                                                                      ----------------------    --------------------

                                                                                      $     2,460,490           $     5,577,658
                                                                                      ======================    ====================

                   Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Payable to Healthcare Exchange participants                                         $       305,515           $        40,756
  Trade accounts payable                                                                      297,067                   151,371
  Accrued payroll and related expenses                                                        251,984                   181,028
  Accrued preferred stock dividends                                                           283,195                   283,195
  Accounts payable and accrued interest payable to stockholders                               706,564                   728,941
  Other current liabilities                                                                   362,510                   295,680
                                                                                      ----------------------    --------------------
Total current liabilities                                                                   2,206,835                 1,680,971
                                                                                      ----------------------    --------------------

  Notes payable to stockholder                                                              1,745,529                 1,511,635
  Convertible notes payable to stockholder                                                  2,423,823                 2,228,815
                                                                                      ----------------------    --------------------
Total notes payable to stockholders                                                         4,169,352                 3,740,450
                                                                                      ----------------------    --------------------

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, $0.01 par value - 100,000,000 shares authorized; 60,941,128 shares issued and outstanding at March 31, 2002
     (59,394,844 at June 30, 2001)                                                           609,411                   593,949
  Additional paid-in capital                                                              52,211,468                49,109,283
  Accumulated other comprehensive loss                                                             -                       (22)
  Accumulated deficit                                                                    (56,736,576)              (49,546,973)
                                                                                      ----------------------    --------------------
Total stockholders' equity (deficit)                                                      (3,915,697)                  156,237
                                                                                      ----------------------    --------------------

                                                                                      $    2,460,490            $    5,577,658
                                                                                      ======================    ====================

See accompanying notes to condensed financial statements.

PART I.         FINANCIAL INFORMATION
Item 1.         Financial Statements


                                          ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                                            Condensed Statements of Operations
                                                       (Unaudited)


                                                                    Three Months Ended                      Nine Months Ended
                                                                         March 31,                              March 31,

                                                                2002               2001                2002                2001
Healthcare exchange
    Healthcare exchange revenue                          $     430,308       $          -       $     792,402       $         -
    Healthcare exchange costs                                 (401,529)                 -            (976,530)                -
                                                         ---------------     ---------------    ----------------    --------------
Healthcare exchange gross profit (loss)                         28,779                  -            (184,128)                -

Contract programming
    Contract programming revenue                                     -             46,385                   -           272,215
    Programmer costs                                                 -            (35,937)                  -          (210,108)
    Start-up and other costs                                         -               (982)                  -            (9,265)
                                                         ---------------     ---------------    ----------------    --------------
Contract programming gross profit                                    -              9,466                   -            52,842

Selling, marketing and product development costs            (1,852,186)        (1,227,696)         (4,903,843)       (3,523,618)

General and administrative expenses                           (673,076)          (640,279)         (1,778,955)       (3,271,838)
                                                         ----------------     ---------------    ----------------    --------------

Loss from operations                                        (2,496,483)        (1,858,509)         (6,866,926)       (6,742,614)

Other income (expense)
    Interest income                                                744            114,057              41,523           379,693
    Interest expense to stockholders and directors            (111,673)          (102,789)           (364,200)         (339,380)
                                                          ---------------     ---------------    ----------------    --------------
Total other income (expense)                                  (110,929)            11,268            (322,677)           40,313
                                                          ---------------     ---------------    ----------------    --------------

Net loss                                                    (2,607,412)        (1,847,241)         (7,189,603)       (6,702,301)

Preferred stock dividends in arrears                                 -                  -                   -          (886,142)
                                                          ---------------     ---------------    ----------------    --------------

Net loss applicable to common stockholders               $  (2,607,412)      $ (1,847,241)      $  (7,189,603)      $(7,588,443)
                                                          ===============     ===============    ================    ==============

Basic and diluted net loss applicable to common
stockholders per share                                   $      (0.04)       $       (.03)      $       (0.12)      $      (0.13)
                                                          ===============     ===============    ================    ==============

Shares used in per share calculations                      61,261,644          59,358,090          60,019,455         58,454,427
                                                          ===============     ===============    ================    ==============

See accompanying notes to condensed financial statements.

PART I.         FINANCIAL INFORMATION
Item 1.         Financial Statements


                                          ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                                            Condensed Statements of Cash Flows
                                                       (Unaudited)

                                                                                       Nine Months Ended
                                                                                           March 31,
                                                                                2002                        2001
                                                                       ------------------------     ----------------------

Net cash used in operating activities                                  $    (6,138,409)             $    (5,100,044)
                                                                       ------------------------     ----------------------

Cash flows used in investing activities:
    Purchases of property and equipment                                       (244,589)                    (134,709)
    Purchase of short-term investments                                               -                   (3,358,676)
    Maturities of short-term investments                                     1,354,159                         -
                                                                       ------------------------     ----------------------
Net cash provided (used) by investing activities                             1,109,570                   (3,493,385)
                                                                       ------------------------     ----------------------

Cash flows from financing activities:
    Proceeds from sale of common stock                                       2,743,787                    9,560,345
    Proceeds from exercise of options and warrants                             238,277                       42,233
    Proceeds from notes payable to stockholders                                428,902                      233,026
    Payments on notes payable to stockholders                                        -                      (60,000)
    Payments on notes payable to directors                                           -                      (23,324)
                                                                       ------------------------     ----------------------
Net cash provided by financing activities                                    3,410,966                    9,752,280
                                                                       ------------------------     ----------------------


Net increase (decrease) in cash and cash equivalents                        (1,617,873)                   1,158,851
Cash and cash equivalents at beginning of period                             3,159,017                    1,909,421
                                                                       ------------------------     ----------------------

Cash and cash equivalents at end of period                             $     1,541,144              $     3,068,272
                                                                       ========================     ======================

See accompanying notes to condensed financial statements.

PART I.         FINANCIAL INFORMATION
Item 1.         Financial Statements


                   ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                   Notes to Condensed Financial Statements
                               March 31, 2002
                                 (Unaudited)

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

In the opinion of management, the unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the Company's financial position at March 31, 2002 and June 30, 2001, results of operations for the three and nine months ended March 31, 2002 and 2001, and cash flows for the nine months ended March 31, 2002 and 2001. The results for the period ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2002.

The Company has incurred operating losses since inception, which have resulted in an accumulated deficit of $56,736,576 at March 31, 2002. Based on the steps the Company has taken to refocus its operations and obtain additional financing, the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern, and that this plan will enable the Company to continue as a going concern, at least through the end of fiscal year 2002. The company is currently seeking to raise up to $12,000,000 by selling up to 5,333,333 shares of its common stock at $2.25 per share. Through March 31, 2002 the Company has received $2,773,315 through the sale of 1,232,585 shares pursuant to this offering. Proceeds net of offering costs were $2,743,786 [see Part I Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"].

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

PART I.         FINANCIAL INFORMATION
Item 1.         Financial Statements

Note 2 - Financing Arrangements

See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Note 3 - Comprehensive Loss

Total comprehensive loss for the three months ended March 31, 2002 and 2001 was $2,607,412, and $1,849,730, and $7,189,581 and $6,700,691 for the nine months ended March 2002 and 2001 respectively. Other comprehensive income (loss) represents the net change in unrealized gains (losses) on available-for-sale securities.

Note 4 - Net Loss Per Share

Loss per share amounts for all periods have been presented in accordance with Statement of Financial Accounting Standards Board No. 128, "Earnings per Share." As the Company has reported net losses in all periods presented, basic and diluted loss per share have been calculated on the basis of net loss applicable to common stockholders divided by the weighted average number of common stock shares outstanding without giving effect to outstanding options, warrants, and convertible securities whose effects are anti-dilutive. For the three and nine months ended March 31, 2002 and 2001 there were stock options, stock warrants, and a convertible note payable outstanding, which could potentially dilute earnings per share in the future but were not included in the computation of diluted loss per share as their effect was anti-dilutive in the periods presented.

Note 5 - Recent Accounting Pronouncements

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

PART I.         FINANCIAL INFORMATION
Item 1.         Financial Statements

In  October  2001,  the FASB  issued  Statement  No.  144,  "Accounting  for the
Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supersedes SFAS 121, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." Among other things, SFAS 144 provides more guidance on estimating cash flows when performing a recoverability test. The Company will adopt SFAS 144 effective July 1, 2002. Management does not expect that the adoption of SFAS 144 will have an effect on the Company's results of operations, financial condition or cash flows.

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

ATR does not provide healthcare services, but rather expects to act as a neutral conduit for efficiency between Providers, Purchasers and their intermediaries including preferred provider organizations, that should benefit all. ATR believes that reducing the costs associated with traditional "bricks and mortar" operations, creating economies of scale, facilitating access to Providers and Purchasers, streamlining overhead costs, exploiting possibilities for functional integration, reducing errors and speeding the payment of claims should allow Purchasers to pay less and Providers to recover more of what they bill.

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

Financial Condition

Cash and cash equivalents decreased approximately $1,617,873 and short-term investments decreased $1,354,137 since June 30, 2001. At March 31, 2002 substantially all of ATR's cash was invested in money market accounts.

Because the Company is emphasizing the development of the Healthcare Exchange, the results of operation for the nine months ended March 31, 2002 may not be indicative of results of operations for the year ended June 30, 2002.

Results of Operation

Healthcare Exchange

Healthcare Exchange Revenue. The Company developed a proof of concept of its Healthcare Exchange, which began operations with a limited number of Providers in the three-month period ending June 30, 2001. Providers submit bills to ATR, who reprices the bills to the Provider's Healthcare Exchange rate, including adding a transaction-processing fee, and then routes them to Purchasers or their intermediaries. ATR receives payments from Purchasers on behalf of Providers, and then remits payments to Providers. The Company recognizes revenue for the transaction-processing fee when earned and no other contractual obligations or

PART I.         FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

contingencies exist. During the three and nine month periods ending March 31, 2002 $430,308 and $792,402 of revenue was recognized, respectively. No Healthcare Exchange revenue was generated during the three and nine month periods ending March 31, 2001.

Healthcare Exchange Costs. Healthcare Exchange costs are the direct costs related to the processing of the bills submitted by Providers and payments received from Purchasers. These costs include the salary and other wage and benefit costs of the Healthcare Exchange operations staff and the operating cost of the application services provider. The costs for three and nine month periods ending March 31, 2002 were $401,529 and $976,530, respectively. No Healthcare Exchange costs were incurred for the three and nine month periods ending March 31, 2001.

Contract Programming

Contract Programming Revenue. ATR's previous business was recruiting, hiring, training and placing foreign computer programmers with U.S. companies. In line with the Company's strategy to focus on the establishment of the Healthcare Exchange for health care services, ATR suspended recruitment of foreign computer programmers in December 1999 and began pursuing the conversion of computer programmers to employees of ATR's former customers. This conversion process was complete as of June 30, 2001. For the three and nine month periods ending March 31, 2001, $46,385 and $272,215 in revenue was generated primarily from sales of programmer services.

Programmer Costs. Programmer costs were salary, and other wage and benefit costs of ATR's programmer employees. Due to the final phase out of contract programming business through conversion of the computer programmers to employees of ATR's customers as of June 30, 2001, as discussed above in "Contract Programming Revenue," no contract programming costs were incurred for the three and nine month periods ending March 31, 2002. There were $35,937 and $210,108 in programmer costs for the three and nine month periods ending March 31, 2001.

Start-up and Other Costs. Start-up and other costs represent the costs of recruiting fees, training, and travel for programmer employees coming to the United States from the former Soviet Union for the first time, relocation costs within the United States, and legal and other costs related to obtaining and maintaining compliance with required visas, postings and notifications. Start-up and other costs were expensed as incurred. There were no start-up and other costs for the three and nine month periods ending March 31, 2002 as compared to $982 and $9,265 for the three and nine month periods ending March 31, 2001.

Selling, Marketing and Product Development Costs

In October 1999 the Company began incurring costs to develop its Healthcare Exchange. Costs incurred are primarily salary, other wage and benefit costs of ATR's employees and other operational costs associated with recruiting the

PART I.         FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

network of healthcare Providers. The cost increase of $624,490 and $1,380,225 for the three and nine month periods ending March 31, 2002 compared to the same period in the prior fiscal year is primarily the result of the increase of sales and marketing staff to 71 at quarter end March 31, 2002 from 32 at quarter end March 31, 2001.

General and Administrative Expenses

General and administrative expenses increased $32,797 for the three-month period ended March 31, 2002 over the same period of the prior fiscal year due to additional support staff and related administrative expenses. The nine month period ending March 31, 2002 decreased $1,492,883 compared to the same period of the prior fiscal year due primarily to non-cash employee compensation related to the purchase of common stock in the Company's August 2000 private placement by the Company's Chief Executive Officer and related entities and non-cash compensation due to conversion of Series D Preferred Stock into common stock by the Company's Chairman of the Board recorded during the nine-month period ended March 31, 2001. During the nine-month period ending March 31, 2002 non-cash compensation expense of $135,583, related to the purchase of common stock in the Company's January 2002 private placement by the Company's Chairman, was recorded. The period ending March 31, 2002 reflects an increase of employees and related costs to support development efforts of the Healthcare Exchange.

Other Income (Expense)

Interest Income. Interest income is related to the short-term investment of cash balances. The decrease is the result of reduced cash balances in the three and nine month period ending March 31, 2002 as compared to the same period in fiscal 2001.

Interest Expense. Interest expense increased $8,884 and $24,820 in the three and nine months ended March 31, 2002 primarily due to the increase in Notes Payable to Stockholder and Convertible Notes Payable to Stockholder balances.

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

PART I.         FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Beginning in the three-month period ended June 30, 2001, ATR began limited operations of its Healthcare Exchange. For the nine-months ended March 31, 2002, the Company earned $792,402 in revenues but incurred a $7,189,603 loss. Until the Company can generate sufficient revenue to finance its operations, the Company will have to seek other financing. Traditionally, the Company has used a combination of equity and debt financing and internal cash flow to fund operations and finance accounts receivable but has incurred operating losses since its inception, which has resulted in an accumulated deficit of $56,736,576 at March 31, 2002.

The Company's Healthcare Exchange development efforts will require substantial funds prior to generating sufficient revenues to fund operations and repay debt. The Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern, and that this plan will enable the Company to continue as a going concern, at least through the end of fiscal year 2002. The Company is currently seeking to raise up to $12,000,000 by selling up to 5,333,333 shares of its common stock at $2.25 per share in a private placement. The common stock to be issued in the private placement will be restricted securities. In the event that within one year from the final closing the Company sells shares of common stock, or securities exercisable to convertible into common stock, at a price less than $2.25 per share, the Company will issue additional shares to Investors in an amount such that the overall purchase price will be equal to the lower, subsequent sales price. The forgoing shall exclude common stock that may be issued in connection with a merger, as a dividend, pursuant to the exercise of outstanding options, warrants and other convertible securities and pursuant to options subsequently issued to employees. Through March 31, 2002 the Company has received $2,773,315 through the sale of 1,232,585 shares pursuant to this offering. Proceeds net of offering costs were $2,743,786. The proceeds from the private placement will be used to funds operations and repay debt. The Company's Chairman and Chief Financial Officer purchased 222,222 shares of the Company's common stock in the private placement. Because the purchase price of such stock was less than the public trading price on the date of purchase, the Company recorded compensation expense of approximately $135,583 during the quarter ending March 31, 2002.

During the quarter ending March 31, 2002, the Company issued 284,200 shares of common stock through the exercise of warrants for the amount of $213,150.

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

The Company has received short-term, unsecured financing to fund its operations in the form of notes payable of $3,740,450 as of June 30, 2001, from Mr. Cameron and another stockholder. These notes bear interest at 10.25%. On September 11, 2000, the Company agreed with Mr. Cameron to extend the due date on notes payable to him until December 31, 2001,in exchange for an extension fee of 2%. These extended notes total $1,511,635, including accrued interest and extension fees, and bear interest at 10.25% per annum. Also on September 11, 2000, the Company agreed with the other note holder to extend the due date of his notes until December 31, 2001, in consideration of such notes becoming convertible promissory notes. The convertible promissory notes total $2,288,815, including accrued interest, bear interest at 10.25% per annum and are convertible into common stock at $3.00 per share (approximate public trading price on that date) at the note holder's option. On September 1, 2001 the due dates of these notes were extended from December 31, 2001 to December 31, 2002. Mr. Cameron's extended notes total $1,630,529, including accrued interest and extension fees of 2%, and bear interest at 10.25% per annum. The convertible promissory notes total $2,423,823, including accrued interest at 10.25% per annum. During the quarter ending March 31, 2002 Mr. Cameron extended to the Company a short-term note of $115,000 bearing interest at 10.25% per annum with a due date of April 10, 2002. Subsequent to March 31, 2002, this note and accrued interest of $1,259.31 was paid prior to the due date.

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

PART I.         FINANCIAL INFORMATION
Item 3.         Quantitative and Qualitative Disclosures About Market Risk

The Company has long-term debt in the aggregate amount of $4,169,352 as of March 31, 2002 payable to two stockholders of the Company. The debt bears interest at 10.25% per annum and is due December 31, 2002. The Company does not believe that any change in interest rates will have a material impact on the Company during fiscal 2002. Further, the Company has no foreign operations and therefore is not subject to foreign currency fluctuations.

PART II. OTHER INFORMATION

Item 1          None

Item 2          Changes in Securities and Use of Proceeds.

(c) On January 9, 2002 the Board of Directors unanimously approved to issue and sell up to 5,333,333 shares of Common Stock at $2.25 pursuant to a Private Placement. Assuming that the offering is fully subscribed, the Company will receive approximately $12,000,000 in gross proceeds. This amount is before expenses of the offering of approximately $100,000 and potential finders fees, which will not exceed 10% of the gross proceeds in the aggregate. We intend to use the net proceeds of the offering (after expenses) to develop our Healthcare Exchange and for other general working capital purposes. Subscription proceeds received as of quarter ending March 31, 2002 are $2,773,315 through the sale of 1,232,585 shares of common stock. The Company's Chief Financial Officer, James
W. Cameron, Jr., purchased 222,222 shares of the Company's common stock in the Private Placement. Because the purchase price of such stock was less than the public trading price on the dates of purchase, the Company recorded compensation expense of $135,583 in the quarter ending March 31, 2002. The Company is relying on Regulation D, Rule 506, as an exemption from registration.

Item 3, 4, 5, 6         None

                                SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                               (Registrant)


Dated:  May 13, 2002

                               /S/ JAMES W. CAMERON, JR.
                               -------------------------------------------------
                               James W. Cameron, Jr.
                               Chairman of the Board and Chief Financial Officer (Principal Executive and Financial Officer)