Form 10-K
period 2002-06-30
ALTERNATIVE TECHNOLOGY RESOURCES INC
filed 2002-09-27
CIK 885520

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
(Mark One)
   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2002

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

                     33 Jewell Court, Portsmouth, N.H. 03801
          (Address of principal executive offices, including zip code)

                                 (603) 501-3200
                (Issuer's telephone number, including area code)

                     Securities registered under Section 12(b) of the Act:
          Title of Each Class Name of Each Exchange on Which Registered
                                      None

              Securities registered under Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the Registrant's common voting stock held by non-affiliates of the Registrant on September 12, 2002 was $38,410,596 (based on the final trading price on that date).

Number of shares of Common Stock outstanding at August 31, 2002:  60,916,017

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders are incorporated by reference in Part III. The Proxy Statement will be filed within 120 days of the Company's fiscal year end.

                      Exhibit index is located on page 24.

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

     The Company has outsourced to multiple vendors portions of the development and operations of the information systems for its Healthcare Exchange. The Company contracts with an application services provider to license, support and run software to process medical bills submitted to the Company's Healthcare Exchange. ATR also works with vendors to receive claims from Providers through electronic clearinghouses and to convert paper claims into electronic formats. ATR is evaluating other potential technology vendors as well.

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

     The Company is using its management's experience in health care and information technology to establish the Healthcare Exchange, which has become the Company's sole focus. ATR's Healthcare Exchange began operations with a limited number of Providers and Purchasers in the quarter ending June 30, 2001. The Company continues to receive, process and analyze operating data, and the results of the Company's analysis will determine the amount and timing of remaining development related efforts. ATR's previous business was recruiting, hiring, and training foreign computer programmers and placing them with U.S. companies. In line with the Company's strategy to focus on the establishment of the Healthcare Exchange, ATR suspended recruitment of foreign computer programmers in December 1999 and began pursuing the conversion of foreign computer programmers to become employees of ATR's customers. This conversion process was complete as of June 30, 2001, and the Company is no longer in that business.

Overview of the Industry

     According to the  Healthcare  Financing  Administration  ("HCFA"),  in 1999
health care in the United States was a $1.2 trillion dollar industry, up 5.6% from 1998 and comprising approximately 13% of gross domestic product. The industry is characterized by extremely complex decision-making, high fragmentation, high barriers to entry, rising costs and slow adoption and incorporation of many information technologies. The health care industry's poor rate of investment in technological innovation has created a system rampant with inefficiencies. According to the Health Data Directory, less than 39% of private sector billing claims (including commercial, indemnity, PPO and HMO claims) were automated in 1999. Even those that are automated often have processing delays because of a myriad of reasons, including improper coding of information, inaccurate data on patients and improper eligibility information. Waste in the acquisition, delivery and processing of billing and payment for health services has been widely reported and documented. The Company believes that there are gaps and inefficiencies in the purchasing process and in billing and claims processing systems creating a key business opportunity for the Healthcare Exchange.

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

Relationship to Individual Uninsured and Under Insured Purchasers

     In September 1999, the Company entered into an agreement with WebMD Corp. to develop a web-based portal through which individual uninsured and under-insured Patients can procure healthcare services. Currently both parties are reevaluating this agreement, given changed directions and priorities of each company. The agreement has not formally been modified or terminated, nor has either party proposed any specific changes. However, neither party is currently devoting any substantial resources to this project. (See Note 4 to Financial Statements.)

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

     As a new participant in the health care industry, the Company's potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and significantly greater name recognition. In addition, many of the Company's competitors have well-established relationships with the Company's current and potential Purchasers and have extensive knowledge of the industry. Current and potential competitors have established or may establish strategic relationships among themselves or with third parties to increase the ability of their products and services to address Purchaser needs. These competitors may seek and obtain business method patents on portions of or all their operations, which could effectively preclude the Company from competing with the most efficient model. Also, other companies may implement a similar strategy. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

Government Regulation

     The Company's operations are subject to various federal and state laws. The Company believes that its operations currently comply with such laws, but there can be no assurance that subsequent laws, or subsequent changes in current laws or legal interpretations, will not adversely affect the Company's operations.

     The Health Insurance Portability and Accountability Act of 1996 (HIPAA) will impose obligations previously unknown on the healthcare industry. HIPAA is designed to reduce the amount of administrative waste in the healthcare industry and to protect the privacy of patients' medical information. HIPAA establishes new requirements for the confidentiality of patient health information and standard formats for the secure transmission of healthcare data among healthcare providers and purchasers. HIPAA, among other things, will create federal criminal penalties for health plans, providers and claims clearinghouses that knowingly and improperly disclose information or obtain information under false pretenses. The regulations regarding the standard formats for the secure transmission of healthcare information will become effective in October 2002, but extended to October 2003 if an extension is requested and a compliance plan is filed with Secretary of the Department of Health and Human Services. The regulations regarding privacy issues will become effective in April 2003.

     The Company was aware of and tried to incorporate HIPAA requirements or their timely adoption as its products and services were developed. We have filed a compliance plan and a request for extension to October 2003 to comply with the standard formats requirements. We are currently reviewing processes, systems or policies that may require modification, and we are working to implement appropriate changes to avoid any adverse impact on our ability to perform services in accordance with HIPAA standards. We are also communicating with significant third-party service providers to assess their readiness and the extent to which we will need to modify our agreements or relationships with them to comply with HIPAA standards.

     The cost of this compliance effort is estimated to be less than $100,000. However, there can be no guarantee that the costs will not materially exceed this, or that changes in federal standards would require expending additional resources.

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

Human Resources

     At August 31, 2002, the Company had 119 employees, consisting of 73 employees located in Sacramento, and 44 employees in satellite offices in 17 states, including California, and 2 employees in the Company's headquarters located in Portsmouth, New Hampshire. This includes Provider Development staff of 44 that is recruiting medical providers for contracting in 32 markets in 22 states for the Healthcare Exchange.

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

RISK FACTORS

     An investment in our common stock involves considerable risk. In addition to the other information contained in this annual report, you should carefully consider the following factors in evaluating an investment in the Company. This annual report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such a difference includes those discussed below. Note that this is not an all-inclusive list of the risks to which we are subject.

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

     We have experienced losses since our inception. Our net loss applicable to common stockholders for the years ended June 30, 2002 and 2001 was $9,815,906 and $9,800,897. As of June 30, 2001 we had completed the phase out of the contract programmer operations that resulted in previous operating losses. However, there is no assurance we can develop our Healthcare Exchange into a profitable and sustainable business. As a result, the report of independent auditors on the Company's June 30, 2002 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We need additional financing.

     Based on the steps the Company has taken to refocus its operations and obtain additional financing, the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern, and that this plan will enable the Company to continue as a going concern through at least the end of fiscal 2003. However, the Company believes it will need to raise additional funds during fiscal 2003. The Company has engaged a placement agent to assist in the sale of shares of the Company common stock in a private placement. However there can be no assurance that the Company will be able to raise sufficient funds to successfully implement its business plan. If unsuccessful the Company may be required to reduce the development efforts of its Healthcare Exchange or be forced into seeking protection under federal bankruptcy laws. Traditionally, we have relied on major stockholders or affiliates to finance our operations. However, there can be no assurance that they will continue to do so. The issuance of additional shares of common stock will dilute the ownership of existing stockholders.

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

     Promotion of our brand value depends on our ability to provide a high quality experience for finding Providers. If our Providers do not provide Purchasers high quality service, the value of our services could be damaged and the number of Purchasers using our proposed services may decrease. The failure by our Providers to provide the level of health care that Purchasers expect will result in low satisfaction, damage to our brand name and could materially and adversely affect our business, results of operations and financial condition.

Failure to manage our growth effectively could harm our business and operating results.

     We have hired a significant number of new employees and will continue to add personnel to maintain our ability to grow in the future. Our growth will place significant strain upon our management and operational systems and resources. We must integrate our new employees into a cohesive team and at the same time increase the total number of employees and train and manage our employee work force in a timely and effective manner to expand our business. We may not be able to do so successfully.

Our business could suffer if the integrity of our systems and the systems of those third parties we depend on are inadequate.

     We will depend on third parties to develop significant portions of the information systems for our Healthcare Exchange. Any failure of the systems we are developing, or those of third parties, could harm our business and operating results. We intend for these systems to process vast amounts of pricing and financial data and execute large numbers of payment transactions. Any delay or failure in these systems or in our ability to communicate electronically with Purchasers or in our ability to collect, store, analyze or process accurately pricing and financial data may result in the denial of claims, or in the delay or failure to execute payment transactions accurately. This type of delay or failure would harm our business and operating results.

Our business and reputation may be harmed if we are unable to protect the privacy of our confidential health information.

     Our information systems and Internet communications may be vulnerable to damage from physical break-ins, computer viruses, programming errors, attacks by computer hackers and similar disruptive problems. A user who is able to access our computer or communication systems could gain access to confidential health information of individuals. Therefore, a material security breach could harm our business and our reputation or could result in liability to us.

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

Our ability to comply with the Health Insurance Portability and Accountability Act of 1996 (HIPAA) could harm our business and operating results.

     The Health Insurance Portability and Accountability Act of 1996 (HIPAA) will impose obligations previously unknown on the healthcare industry. HIPAA is designed to reduce the amount of administrative waste in the healthcare industry and to protect the privacy of patients' medical information. HIPAA establishes new requirements for the confidentiality of patient health information and standard formats for the secure transmission of healthcare data among healthcare providers and purchasers. HIPAA, among other things, will create federal criminal penalties for health plans, providers and claims clearinghouses that knowingly and improperly disclose information or obtain information under false pretenses. The regulations regarding the standard formats for the secure transmission of healthcare information will become effective in October 2002, but extended to October 2003 if an extension is requested and a compliance plan is filed with Secretary of the Department of Health and Human Services. The regulations regarding privacy issues will become effective in April 2003.

     The Company was aware of and tried to incorporate HIPAA requirements or their timely adoption as its products and services were developed. We have filed a compliance plan and a request for extension to October 2003 to comply with the standard formats requirements. We are currently reviewing processes, systems or policies that may require modification, and we are working to implement appropriate changes to avoid any adverse impact on our ability to perform services in accordance with HIPAA standards. We are also communicating with significant third-party service providers to assess their readiness and the extent to which we will need to modify our agreements or relationships with them to comply with HIPAA standards.

     The cost of this compliance effort is estimated to be less than $100,000. However, there can be no guarantee that the costs will not materially exceed this, or that changes in federal standards would require expending additional resources.

State  and  local  laws  regarding   confidentiality   and  security  of  health
information could harm our business and operating results.

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

We face a risk of litigation.

     Although the Company is not currently involved in any litigation, we have been involved in several significant litigation matters in our history. No assurances can be given that additional legal proceedings will not be initiated against us. In addition, involvement in litigation will require us to spend time and pay expenses to defend ourselves, which will have an adverse effect on our operations and financial condition and results. The health care and Internet industry that we are entering into may cause us to face an increased risk of litigation. Patients who file lawsuits against doctors often name as defendants all persons and companies with any relationship to the doctors.

Our Common Stock price is volatile and could be impacted by fluctuating results in the future and by general market conditions.

     Our common stock price is volatile and could be impacted by fluctuating results in the future and by general market conditions. Our common stock is quoted and traded on the OTC Bulletin Board and the public market for our common stock has been limited, sporadic and highly volatile. Between July 1, 2001 and June 30, 2002, the closing price of a share of our Common Stock ranged from a low of $2.00 to a high of $3.70 There can be no assurance that a more active trading market for our common stock will develop or be sustained.

Our executive officers and existing stockholders have significant control.

     Our executive officers, directors and holders of over five percent (5%) of our stock and their affiliates beneficially own approximately 80% of the outstanding shares of our common stock as of June 30, 2002. As a result, if these holders act as a group, they may be able to control us and direct our affairs, including the election of directors and approval of significant corporate transactions without further approval by other stockholders. This concentration of ownership also may delay, defer or prevent a change in control of our company, and make some transactions more difficult or impossible without the support of these stockholders.

Our stock price may be affected by the availability of shares for sale in the near future, and the future sale of large amounts of our stock, or the perception that such sales could occur, could negatively affect our stock price.

     To finance its operations, the Company has sold shares of its common stock and a convertible promissory note convertible into common stock in private placements to accredited investors. Pursuant to these private placements, the Company has agreed to register the shares of common stock sold in the private placement and that may be issued upon the conversation of the convertible promissory note with the SEC. In light of our limited trading market, the market price of our common stock could drop as a result of sales of a large number of restricted shares of our common stock in the market, or the perception that such sales could occur, due to the shares of common stock being registered for resale pursuant to a registration statement file with the SEC.

     In addition, as of August 31, 2002, the Company has reserved a total of 11,682,713 shares of common stock pursuant to outstanding warrants, options, convertible notes payable to stockholders, and future issuance of options to employees and non-employee directors. Our outstanding options, warrants and convertible debt may have a detrimental impact on the price of our shares of common stock since they may be dilutive to new investors.

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

     In addition, the Company has an office located in Sacramento, California. The Company occupies approximately 7,523 square feet of office space in Sacramento, which it leases from Mr. James W. Cameron, Jr., the Company's Chairman of the Board and majority stockholder, for a monthly rent of $12,131. A February 1, 2000, addendum to the lease extended the expiration of the lease to January 31, 2004.

Item 3.  Legal Proceedings

     As of September 12, 2002 the Company is not currently a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted during the quarter ended June 30, 2002 to a vote of security holders.

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

                 Period                             High            Low
                 ------                             ----            ---
      Quarter ended September 30, 2000             $4.81           $2.75
      Quarter ended December 31, 2000              $3.38           $1.38
      Quarter ended March 31, 2001                 $2.31           $1.34
      Quarter ended June 30, 2001                  $2.26           $1.90

      Quarter ended September 30, 2001             $3.70           $2.08
      Quarter ended December 31, 2001              $3.09           $2.62
      Quarter ended March 31, 2002                 $3.06           $2.06
      Quarter ended June 30, 2002                  $2.55           $2.00

     As of August 27, 2002, the Company had approximately 244 holders of its shares of common stock, excluding holders of the Company's common stock held in street name.

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

                                        Years Ended June 30,

                                                                2002           2001          2000           1999           1998

Statement of Operations Data
Healthcare Exchange revenue                              $ 1,642,565   $     50,944    $        -    $         -    $         -
Healthcare Exchange gross profit (loss)                      179,048        (33,584)            -              -              -
Contract  programming  revenue                                     -        308,469     2,561,101      6,340,235      5,250,002
Contract programming gross profit                                  -         62,797       422,062      1,030,893        530,379
Selling, marketing and product development costs          (7,076,558)    (5,097,513)   (1,154,244)          -                 -
General and  administrative  expenses                     (2,482,272)    (3,850,971)   (1,276,726)    (1,223,539)    (1,336,342)
Loss from operations                                      (9,379,782)    (8,919,271)   (2,008,908)      (192,646)      (805,963)
Total other income (expense)                                (436,124)         4,516    (2,806,733)      (524,101)      (437,981)
Net loss                                                  (9,815,906)    (8,914,755)   (4,815,641)      (716,747)    (1,243,944)
Preferred stock dividends                                          -       (886,142)     (122,500)      (122,500)      (122,500)
Net loss  applicable to common  stockholders              (9,815,906)    (9,800,897)   (4,938,141)      (839,247)    (1,366,444)
Basic and diluted net loss per share                          $(0.16)        $(0.17)       $(0.10)        $(0.03)        $(0.05)
Shares used in per share calculation                      59,936,435     58,686,778    50,329,614     26,127,730     25,964,142

Balance Sheet Data
Total assets                                             $ 1,203,309    $ 5,577,658    $2,502,703    $   599,440    $   837,353
Long term obligations                                              -      3,740,450     3,567,424      4,258,090      4,006,565
Accrued preferred stock dividends                            283,195        283,195       735,001        612,501        490,001
Redeemable Preferred Stock, Series D                               -              -     1,225,002      1,225,002      1,225,002

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

Critical Accounting Policies

     Revenue    Recognition.    The   Company   recognizes   revenue   for   the
transaction-processing fee when earned and the Company has substantially completed all of its obligations under the contract.

     Prepaid License and Service Fees. Prepaid license and services fees are recorded at cost and amortized on a straight-line basis over the service period. Management considers whether indicators of impairment of these assets are present at each balance sheet date and an impairment loss is recorded, if necessary. In assessing the recoverability of the Company's prepaid license and service fees, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

Results of Operation

Year ended June 30, 2002 compared to year ended June 30, 2001

Healthcare Exchange

     Healthcare Exchange Revenue. The Company began operations with a limited number of Providers in the quarter ending June 30, 2001. Providers submit bills to ATR, who reprices the bills to the rate set by the Providers, including adding a transaction-processing fee, and then routes them to Purchasers or their intermediaries. ATR receives payments from Purchasers on behalf of Providers, and then remits payments to Providers. The Company recognizes revenue for the transaction-processing fee when earnedand the Company has substantially completed all of its obligations under the contract. For fiscal year 2002, $1,642,565 of revenue was recognized as compared to $50,944 in fiscal year 2001. This increase of $1,591,621 was primarily due to an increase in the number of transactions processed by the Healthcare Exchange during a full year of operations.

     Healthcare Exchange Costs. Healthcare Exchange costs are the direct costs related to the processing of the bills submitted by Providers and payments received from Purchasers. These costs include the salary and other wage and benefit costs of the Healthcare Exchange operations staff and the operating cost of the application services provider. The costs for fiscal year 2002 were $1,463,517, an increase of 1,631% over fiscal year 2001 cost of $84,528. As of June 30, 2002 there were 25 operations staff members responsible for the processing of bills submitted by Providers and payments received from Purchasers, compared to 7 operations staff members as of June 30, 2001.

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

     Contract Programming Revenue. Contract programming revenue resulted primarily from sales of programmer services. There was no revenue recognized in fiscal year 2002 due to the conversion of all contract programmers to customer employees and the phase-out of-contract programming services as of June 30, 2001. Revenue of $308,469 were recognized in fiscal year 2001

     Programmer Costs. Programmer costs represent the salary and other wage and benefit costs of ATR's programmer employees. There were no programmer costs in fiscal year 2002 due to the conversion of all contract programmers to customer employees and the phase-out of-contract programming services as of June 30, 2001. Programmer costs of $235,258 were recognized in fiscal year 2001.

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

     There were no start-up-and-other-costs recognized in fiscal year 2002 due to the conversion of all contract programmers to customer employees and the phase-out of-contract programming services as of June 30, 2001. Start-up-and-other-costs of $10,414 was recognized in fiscal year 2001.

Selling, Marketing and Product Development Costs

     In October 1999 the Company began incurring costs to develop its Healthcare Exchange. Costs incurred are primarily the salary, other wage and benefit costs of ATR's employees and other operational costs associated with recruiting the network of healthcare Providers. The increase of the sales and marketing staff from 55 in fiscal year 2001 to 77 in fiscal year 2002 resulted in the cost increase of $1,979,045 for fiscal year 2002 as compared to fiscal year 2001.

General and Administrative Expenses

     General and administrative expense decreased $1,368,699 in fiscal year 2002 compared to fiscal year 2001. This decrease was primarily due to non-cash stock based compensation expense of $1,931,036 related to the purchase of common stock in the Company's August 2000 private placement by the Company's Chief Executive Officer and related entities and non-cash compensation due to conversion of Series D Preferred Stock into common stock by the Company's Chairman of the Board in fiscal year 2001. This was partially offset by an increase in the number of employees and related costs to support the Healthcare Exchange, and non-cash compensation expense of $138,583 related to the purchase of common stock by the Company's Chairman.

Other Income (Expense)

     Interest Income. Interest income decreased $405,179 in fiscal year 2002 compared to fiscal year 2001 primarily due to a decrease of average cash balances generating interest income in fiscal year 2002.

     Interest Expense. Interest expense increased $35,461 in fiscal year 2002 compared to fiscal year 2001 due to the increase in Notes Payable to Stockholders and Convertible Notes Payable to Stockholders, and interest of $31,076 paid on Provider claims when payment is received from the Purchaser and paid to the Provider later than 21 days of receiving a claim in accordance with the terms of the Provider contracts.

Year ended June 30, 2001 compared to year ended June 30, 2000

Healthcare Exchange

     Healthcare Exchange Revenue. The Company began operations with a limited number of Providers in the quarter ending June 30, 2001. During the quarter ending June 30, 2001, the first quarter of operations, $50,944 of revenue was recognized.

     Healthcare Exchange Costs. Healthcare Exchange costs are the direct costs related to the processing of the bills submitted by Providers and payments received from Purchasers. The costs for fiscal year 2001 were $84,528. No such costs were incurred in fiscal year 2000.

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

Other Income (Expense)

     Interest Income. Interest income increased $360,070 in fiscal year 2001 compared to fiscal year 2000 primarily due to increased interest income earned on higher average cash balances as a result of funds received from the sale of our common stock in August 2000.

     Interest Expense. Interest expense decreased $2,451,179 in fiscal year 2001 compared to fiscal year 2000 due to the charges recorded as a result of the benefit accruing to the note holders from amending the conversion terms of the $1,000,000 convertible note in fiscal year 2000.

Income Taxes

     As of June 30, 2002 the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $46,119,000 million and $26,245,000 million, respectively. The federal net operating loss carryforwards expire in 2004 through 2022 and the state net operating loss carryforwards expire in 2002 through 2022. The Company also has approximately $98,000 and $25,000 of research and development tax credit carryforwards for federal and state income tax purposes, respectively. The federal research and development tax credit carryforwards expire in 2005.

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

     In accordance with provisions of the Internal Revenue Code Section 382, additional portions of the net operating loss carryforwards may be disallowed as a result of additional changes in ownership of the Company.

     The Company expects the aforementioned annual limitations will result in net operating loss carryovers, which will not be utilized prior to the expiration of the carryover period.

 Liquidity and Capital Resources

     For the fiscal year ending June 30, 2002, the Company earned revenues of $1,642,565 but incurred a net loss of $9,815,906. Until the Company can generate sufficient revenue to finance its operations, the Company will have to seek other financing. Traditionally, the Company has used a combination of equity and debt financing and revenue generated to fund operations but has incurred operating losses since its inception, which has resulted in an accumulated deficit of $59,362,879 at June 30, 2002.

     The Company's Healthcare Exchange development efforts will require substantial funds prior to generating sufficient revenues to fund operations and repay debt. The Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern, and that this plan will enable the Company to continue as a going concern, at least through the end of fiscal year 2003. However, the Company believes it will need to raise additional funds during fiscal 2003. The Company has engaged a placement agent to assist in the sale of shares of the Company common stock in a private placement. However there can be no assurance that the Company will be able to raise sufficient funds to successfully implement its business plan. Traditionally, the Company has relied on major stockholders or affiliates to finance its operations. However, there can be no assurance that they will continue to do so. If unsuccessful the Company may be required to reduce the development efforts of its Healthcare Exchange or be forced into seeking protection under federal bankruptcy laws. As a result, the report of independent auditors on the Company's June 30, 2002 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     During the period between January 9, 2002 and March 28, 2002, the Company sold 1,232,585 shares of its common stock at a purchase price of $2.25 per share. The shares of common stock issued in the private placement are restricted securities. Further pursuant to the private placement, in the event that within one year from the final closing the Company sells shares of common stock, or securities exercisable or convertible into common stock, at a price less than $2.25 per share, the Company will issue additional shares to these investors in an amount such that the overall purchase price will be equal to the lower, subsequent sales price. The forgoing shall exclude common stock that may be issued in connection with a merger, as a dividend, pursuant to the exercise of outstanding options, warrants and other convertible securities and pursuant to options subsequently issued to employees. Net proceeds from the offering were $2,742,519. The proceeds from the private placement were used to fund operations and repay debt. The Company's Chairman and Chief Financial Officer purchased 222,222 shares of the Company's common stock in the private placement. Because the purchase price of such stock was less than the public trading price on the date of purchase, the Company recorded compensation expense of $138,583 during fiscal year 2002.

     Subsequent to year-end, the Company has received short-term unsecured financing in the form of a convertible note of $1,000,000 as of July 26, 2002 from a lender. This note bears interest at 8% and is payable at the earliest of July 25, 2003 or when the Company, in a proposed Private Placement of Common Stock offering, raises $8,000,000. All or a portion of the convertible note may be converted into shares of common stock at the lower of $2.25 per share or the subscription per share price of the proposed Private Placement of Common Stock. In consideration for the loan the Company will issue three warrants. The Company will issue to the lender one warrant to purchase 100,000 shares of common stock. The lender will also receive a second warrant to purchase 100,000 shares of common stock that may only be exercisable if the Company does not repay the convertible note within 180 days of the agreement. The lender will also receive a third warrant to purchase 100,000 shares of common stock that may be exercisable if the Company does not repay the convertible note within one year of the agreement. Each of the warrants will have an exercise price equal to the lower of $2.14 or the subscription per share price of the proposed Private Placement of Common Stock. When, and if, exercisable the lender may exercise these warrants through July 26, 2009.

     During fiscal year 2002, the Company issued 284,200 shares of common stock pursuant to the exercise of warrants for the amount of $213,150.

     On August 28, 2000, the Company sold 3,333,334 shares of its common stock at $3.00 per share. Proceeds, net of offering costs, were approximately $9,560,345. Proceeds were used to develop the Company's Healthcare Exchange. The Company's Chief Executive Officer and related entities purchased 2,333,335 shares of the Company's common stock in the private placement. Because the purchase price of such stock was less than the public trading price on the date of purchase, the Company recorded compensation expense of $1,458,334 in the first fiscal quarter ended September 30, 2000.

     During fiscal year 2000, the Company received $3,712,348 in private sales of its common stock at an average price of $3.42 per share.

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

     The Company has received short-term, unsecured financing to fund its operations in the form of notes payable of $4,636,352 as of June 30, 2002, from Mr. Cameron and another stockholder. These notes bear interest at 10.25%. On September 1, 2001, the Company agreed with Mr. Cameron to extend the due date on notes payable to him until December 31, 2002 in exchange for an extension fee of 2%. These extended notes total $1,630,529, including accrued interest and extension fees, and bear interest at 10.25% per annum. During the quarter ending June 30, 2002, Mr. Cameron loaned the Company an additional $582,000 bearing interest at 10.25% payable on December 31, 2002. On September 1, 2001, the Company agreed with the other note holder to extend the due date of his convertible promissory notes until December 31, 2002. These convertible promissory notes total $2,423,823, including accrued interest, bear interest at 10.25% per annum and are convertible into common stock at $3.00 per share at the note holder's option. Subsequent to fiscal year end 2002, Mr. Cameron loaned the Company an additional $426,000 bearing interest at 10.25% payable on December 31, 2002.

     On April 21, 1997, the Company issued an unsecured note payable (the "Straight Note") to Mr. Cameron for $1,000,000 in accordance with the Reimbursement Agreement the Company signed on February 28, 1994. No maturity date was stated in the note; however, under the terms of the Reimbursement Agreement, upon written demand by Mr. Cameron, the Straight Note was to be replaced by a note convertible into the Company's common stock (the "Convertible Note") in a principal amount equal to the Straight Note and bearing interest at 9.5%. Subsequent to June 30, 1999, Mr. Cameron disposed of a portion of his interest in the Straight Note, reducing the balance due him to $711,885, plus accrued interest. On August 19, 1999, the Company's Board of Directors agreed with the Straight Note holders to fix the conversion price of the Convertible Note to $0.044 in exchange for the Straight and/or Convertible Notes ceasing to accrue interest as of that date. Because of the decline in revenues caused by the non-renewal of programmer contracts and the steady decline in the quoted value of the Company's common stock at that time (trading price was at $0.25 on August 19, 1999), the Board agreed it was in the best interest of the Company to eliminate the future market risk that the conversion price become lower than a fixed conversion price of $0.044. The benefit accruing to the note holders resulting from the amendment to the conversion terms, as measured on August 19, 1999, was approximately $2.4 million and was recorded as additional interest expense in the quarter ended September 30, 1999. Subsequent to August 19, 1999, Mr. Cameron elected to replace his remaining interest in the Straight Note, including accrued interest, with the Convertible Note and then simultaneously converted the Convertible Note into 19,762,786 shares of the Company's common stock. All other Straight Note holders also replaced their Straight Notes, including accrued interest, with Convertible Notes and converted such Convertible Notes into an aggregate of 7,998,411 shares of the Company's common stock during fiscal 2000.

     The  following  table  represents  the  debt  requirements   pertaining  to
contractual obligations of the Company over the next five years:

-------------------------------------------------------------------------------------------------------------------------
Contractual Obligations                                                    Payments Due by Period
-------------------------------------------------------------------------------------------------------------------------
                                                    Total         Less than 1      1-3 years       4-5 years      After 5
                                                                      year                                         years
-------------------------------------------------------------------------------------------------------------------------
Notes payable to stockholder                  $ 2,212,529       $   2,212,529    $         -     $         -  $         -

Convertible notes payable to stockholder        2,423,823           2,423,823              -               -            -

Operating  leases -  facilities - payable to
stockholder                                       222,722             147,753         74,969               -            -

Operating leases - equipment                      165,277              51,641        101,528          12,108            -

Application services provider                   1,618,824             404,706      1,214,118               -            -

-------------------------------------------------------------------------------------------------------------------------
Total contractual cash obligations            $   6,643,175      $   5,240,452   $   1,390,615   $      12,108  $       -
-------------------------------------------------------------------------------------------------------------------------

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Boards issued Statements of Financial Accounting Standards No. 141, "Business Combinations," or SFAS 141 and No. 142, "Goodwill and Other Intangible Assets," or SFAS 142. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with existing guidance. We are required to adopt SFAS 142 effective July 1, 2002. Because the

Company has historically not been party to any business combinations and therefore has not recorded related goodwill and intangible assets, the adoption of SFAS 141 and 142 did not have an effect on the Company's results of operations, financial position or cash flows.

     In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supersedes SFAS 121, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." Among other things, SFAS 144 provides more guidance on estimating cash flows when performing a recoverability test. The Company will adopt SFAS 144 effective July 1, 2002. The adoption of SFAS 144 did not have an effect on the Company's results of operations, financial condition or cash flows.

Effects of Inflation

     Management does not expect inflation to have a material effect on the Company's operating expenses.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The Company has notes payable in the aggregate amount of $4,636,352 as of June 30, 2002, payable to two stockholders of the Company. The notes bears interest at 10.25% per annum and are due December 31, 2002. The Company does not believe that any change in interest rates will have a material impact on the Company during fiscal 2003. Further, the Company has no foreign operations and therefore is not subject to foreign currency fluctuations.

Item 8.  Financial Statements and Supplementary Data

     The financial statements of the Company, including the notes thereto and report of the independent auditors thereon, and the supplementary financial information required by Item 302, are attached hereby as exhibits following page number 27.

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

         10.38 Employment Agreement with Jeffrey McCormick. (Incorporated by reference to Exhibit 10.38 to Form 10-K for year end June 30, 2001.)

         10.40 Master Agreement for Computer Software Products and Related Services between Alternative Technology Resources, Inc. and Resource Information Management Systems, Inc. (incorporated by reference to Exhibit 10.40 to Form 10-Q for the quarterly period ended December 31, 2000).

          23.1    Consent of Ernst & Young LLP, Independent Auditors

          99.1    Chief Executive Officer Certification

          99.2    Chief Financial Officer Certification


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


Dated:       September 20, 2002           ALTERNATIVE TECHNOLOGY RESOURCES, INC.





                                          By  /S/ JEFFREY S. MCCORMICK
                                            ------------------------------------
                                            Jeffrey S. McCormick.
                                            Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                   Title                             Date
---------                   -----                             ----


/S/ JAMES W. CAMERON, JR.   Chairman of the Board, Director   September 20, 2002
------------------------    And Chief Financial Officer
James W. Cameron, Jr.


/S/ EDWARD L. LAMMERDING    Director                          September 20, 2002
------------------------
Edward L. Lammerding


/S/ JEFFREY S. MCCORMICK    Director                          September 20, 2002
------------------------
Jeffrey S. McCormick

                          INDEX TO FINANCIAL STATEMENTS

                     Alternative Technology Resources, Inc.



                                                                            Page
                                                                            ----

Report of Ernst & Young LLP, Independent Auditors............................F-1
Balance Sheets as of June 30, 2002 and 2001..................................F-2
Statements of Operations for the Years Ended June 30, 2002, 2001 and 2000....F-3
Statements of Stockholders' Equity (Deficit) for the Years Ended June 30,
 2002, 2001 and 2000.........................................................F-4
Statements of Cash Flows for the Years Ended June 30, 2002, 2001 and 2000....F-5
Notes to Financial Statements................................................F-7

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Alternative Technology Resources, Inc.

     We have audited the accompanying balance sheets of Alternative Technology Resources, Inc. as of June 30, 2002 and 2001, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alternative Technology Resources, Inc. at June 30, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that Alternative Technology Resources, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has an accumulated deficit of $59,362,879 as of June 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



                                                           /S/ ERNST & YOUNG LLP

Sacramento, California
August 16, 2002

                     Alternative Technology Resources, Inc.

                                 Balance Sheets


                                                                                                        June 30,
                                                                                            2002                   2001
                                                                                            ----                   ----
                                      Assets
                                      ------
Current assets:
  Cash and cash equivalents                                                            $     402,291          $  3,159,017
  Short-term investments                                                                           -             1,354,137
  Trade accounts receivable                                                                    3,602                24,252
  Interest receivable                                                                              -                52,134
  Prepaid expenses and other current assets                                                   81,223               267,635
                                                                                       -----------------------------------
Total current assets                                                                         487,116             4,857,175

Property and equipment:
  Equipment and software                                                                     788,192               501,626
  Accumulated depreciation and amortization                                                 (297,987)             (107,848)
                                                                                       -----------------------------------
  Property and equipment, net                                                                490,205               393,778

Prepaid license and service fees                                                             211,498               259,155
Other non-current assets                                                                      14,490                67,550
                                                                                       -----------------------------------

                                                                                       $   1,203,309          $  5,577,658
                                                                                       ===================================

                  Liabilities and Stockholders' Equity (Deficit)
                  ----------------------------------------------
Current liabilities:
  Payable to Healthcare Exchange providers                                             $     409,738          $     40,756
  Trade accounts payable                                                                     438,460               151,371
  Accrued payroll and related expenses                                                       274,777               181,028
  Accrued preferred stock dividends                                                          283,195               283,195
  Accounts payable and accrued interest payable to stockholders                              797,232               728,941
  Notes payable to stockholder                                                             2,212,529                     -
  Convertible notes payable to stockholder                                                 2,423,823                     -
  Other current liabilities                                                                  254,469               295,680
                                                                                       -----------------------------------
Total current liabilities                                                                  7,094,223             1,680,971

Long term notes payable to stockholder                                                             -             1,511,635
Long term convertible notes payable to stockholder                                                 -             2,228,815
                                                                                       -----------------------------------
Total long term liabilities                                                                        -             3,740,450

Commitments and contingencies (Notes 1 and 6)

Stockholders' equity (deficit):
  Convertible preferred stock, $6.00 par value - 1,200,000 shares authorized, none issued and outstanding at June 30, 2002 and 2001, 204,167 shares designated
     Series D, none issued and outstanding at June 30, 2002 and 2001
  Common stock, $0.01 par value - 100,000,000 shares authorized
     60,968,213 shares issued and outstanding at June 30, 2002 (59,394,844 at
     June 30, 2001)                                                                          609,682               593,949
  Additional paid-in capital                                                              52,862,283            49,109,283
  Accumulated deficit                                                                    (59,362,879)          (49,546,973)
  Accumulated other comprehensive loss                                                             -                   (22)
                                                                                       -----------------------------------
Total stockholders' equity (deficit)                                                      (5,890,914)              156,237
                                                                                       -----------------------------------
                                                                                       $   1,203,309           $ 5,577,658
                                                                                       ===================================

See accompanying notes.

                     Alternative Technology Resources, Inc.

                            Statements of Operations


                                                                              Years Ended June 30,
                                                       ----------------------------------------------------------------
                                                                 2002                     2001                 2000
                                                       ----------------------------------------------------------------
Healthcare Exchange
      Healthcare Exchange revenue                      $    1,642,565          $        50,944        $           -
      Healthcare Exchange costs                            (1,463,517)                 (84,528)                   -
                                                       ----------------------------------------------------------------
Healthcare Exchange gross profit (loss)                       179,048                  (33,584)                   -

Contract Programming:
      Contract programming revenue                                  -                  308,469            2,561,101
      Contract termination fees                                     -                        -                5,453
      Programmer costs                                              -                 (235,258)          (1,745,011)
      Start-up and other costs                                      -                  (10,414)            (399,481)
                                                       ----------------------------------------------------------------
Contract programming gross profit                                   -                   62,797              422,062

Selling, marketing & product development costs             (7,076,558)              (5,097,513)          (1,154,244)

General and administrative expenses                        (2,482,272)              (3,850,971)          (1,276,726)
                                                       ----------------------------------------------------------------

Loss from operations                                       (9,379,782)              (8,919,271)          (2,008,908)
                                                       ----------------------------------------------------------------
Other income (expense):
      Interest income                                          42,563                  447,742               87,672
      Interest expense to stockholders and directors         (478,687)                (443,226)          (2,894,405)
                                                       ----------------------------------------------------------------
Total other income (expense)                                 (436,124)                   4,516           (2,806,733)
                                                       ----------------------------------------------------------------
Net loss                                                   (9,815,906)              (8,914,755)          (4,815,641)

Preferred stock dividends                                           -                 (886,142)            (122,500)
                                                       ----------------------------------------------------------------

Net loss applicable to common stockholders             $   (9,815,906)         $    (9,800,897)       $  (4,938,141)
                                                       ================================================================

Basic and diluted net loss per share applicable to
common stockholders                                    $        (0.16)         $         (0.17)       $       (0.10)
                                                       ================================================================
Weighted-average common stock outstanding                  59,936,435               58,686,778           50,329,614
                                                       ================================================================



See accompanying notes.

                     Alternative Technology Resources, Inc.
                  Statements of Stockholders' Equity (Deficit)

                    Years ended June 30, 2002, 2001 and 2000

                                                                                                             Accumu-
                                                                                                             lated
                                     Convertible Preferred                                                   Other         Total
                                             Stock             Common Stock       Additional                 Compre-    Stockholders
                                     -------------------------------------------    Paid-In    Accumulated   hensive       Equity
                                     Shares       Amount   Shares      Amount       Capital      Deficit      Loss        (Deficit)
                                     ------       ------   ------      ------       -------      -------      ----        --------

Balance, June 30, 1999               204,167  $ 1,225,002  26,169,718  $ 261,697  $28,742,403  $(35,816,577) $   -     $ (5,587,475)

Issuance of common stock in
   settlement of accounts
   payable                                 -            -      15,126        151        8,751            -       -            8,902
Issuance of common stock
  upon conversion of notes
  payable                                  -            -  27,761,197    277,612    3,359,029            -       -        3,636,641
Private placement of common
  stock, net of issuance costs             -            -   1,086,145     10,862    3,701,486            -       -        3,712,348
Options and warrants exercised             -            -     309,919      3,100      190,219            -       -          193,319
Repurchase of common stock                 -            -     (12,500)      (125)         125            -       -                -
Preferred stock dividends                  -            -           -          -     (122,500)           -       -         (122,500)
Net loss                                   -            -           -          -            -   (4,815,641)      -       (4,815,641)
                                     -----------------------------------------------------------------------------------------------

Balance, June 30, 2000               204,167     1,225,002  55,329,605    553,297   35,879,513  (40,632,218)     -       (2,974,406)

Issuance of common stock in
  settlement of accounts
  payable                                  -            -      80,000        800      155,200            -       -          156,000
Issuance of common stock
  upon conversion of Series
  D preferred stock                 (204,167)  (1,225,002)    566,972      5,670    2,011,949            -       -          792,617
Issuance of common stock upon
  conversion of note payable               -            -      20,000        200       59,800            -       -           60,000
Private placement of common
  stock, net of issuance costs             -            -   3,333,334     33,333   10,985,346            -       -       11,018,679
Options exercised                          -            -      64,933        649       41,584            -       -           42,233
Preferred stock dividends                  -            -           -          -      (24,109)           -       -          (24,109)
Other comprehensive income
  (loss) change in unrealized
  gain/loss on available-for-
  sale securities                          -            -           -          -            -            -     (22)             (22)
Net loss                                   -            -           -          -            -   (8,914,755)      -       (8,914,755)
                                      ----------------------------------------------------------------------------------------------

Balance, June 30, 2001                     -            -  59,394,844    593,949   49,109,283  (49,546,973)    (22)         156,237

Private placement of common
  stock, net of issuance
  costs                                    -            -   1,232,584     12,325    2,868,777            -       -        2,881,102
Compensation expense related
  to grant of stock options to
  employees and issuance of
  stock to a consultant                    -            -           -          -      649,028            -       -          649,028
Options and warrants exercised             -            -     340,785      3,408      235,195            -       -          238,603
Other comprehensive income
  (loss) - change in unrealized
  gain/loss on available-for-
  sale securities                          -            -           -          -            -            -      22               22
Net loss                                   -            -           -          -            -   (9,815,906)      -       (9,815,906)
                                      ----------------------------------------------------------------------------------------------
Balance, June 30, 2002                     -      $     -  60,968,213   $609,682  $52,862,283  $(59,362,879)  $  -      $(5,890,914)
                                      ==============================================================================================

See accompanying notes.

                     Alternative Technology Resources, Inc.

                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents

                                                                                    Years ended June 30,
                                                                       2002                 2001                 2000
                                                                ------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                    $   (9,815,906)         $   (8,914,755)      $   (4,815,641)
      Adjustments to reconcile net loss to net cash
       used in operating activities:
        Depreciation and amortization                                  190,139                  93,404               14,444
        Interest expense resulting from amendment to
          conversion terms of notes payable                                  -                       -            2,415,223
        Interest expense included in notes payable to
          stockholders                                                 313,902                 233,026              309,334
        Write-off of WebMD prepaid service fee                               -                 250,000                    -
        Stock based compensation                                       787,611               1,931,036                    -
        Changes in operating assets and liabilities:
           Trade accounts receivable                                    20,650                  73,876              374,008
           Interest receivable                                          52,134                  52,135                    -
           Prepaid expenses and other current assets                   186,412                (287,721)            (239,521)
           Non-current assets                                          100,717                (326,705)                   -
           Payable to Healthcare Exchange providers                    368,982                  40,756                    -
           Trade accounts payable                                      287,089                  54,166               12,911
           Accrued payroll and related expenses                         93,749                  13,521             (136,781)
           Accounts payable and accrued interest payable to
             stockholders                                               68,291                 115,311               73,509
           Other current liabilities                                   (41,211)                 22,662              157,329
                                                                ------------------------------------------------------------
Net cash used by operating activities                               (7,387,441)             (6,649,288)          (1,835,185)
                                                                ------------------------------------------------------------

Cash flows from investing activities:
    Purchases of equipment and software                               (286,566)               (326,211)            (175,415)
    Purchases of short-term investments                                      -              (6,306,989)                   -
    Maturities of short-term investments                             1,354,159               4,952,830                    -
                                                                ------------------------------------------------------------
Net cash provided (used) by investing activities                     1,067,593              (1,680,370)            (175,415)
                                                                ------------------------------------------------------------





(Continued on next page)

                     Alternative Technology Resources, Inc.

                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (continued)

                                                                                  Years ended June 30,
                                                                     2002                 2001                2000
                                                              -----------------------------------------------------------
Cash flows from financing activities:
    Proceeds from private placement of common stock           $   2,742,519           $  9,560,345        $  3,712,348
    Proceeds from exercise of options and warrants                  238,603                 42,233             193,319
    Proceeds from notes payable to stockholders                     582,000                      -              33,500
    Payments on notes payable to stockholders                             -                      -             (33,500)
    Proceeds from notes payable to directors                              -                      -               3,361
    Payments on notes payable to directors                                -                (23,324)            (21,649)
                                                              -----------------------------------------------------------
Net cash provided (used) by financing activities                  3,563,122              9,579,254           3,887,379
                                                              -----------------------------------------------------------
Net increase (decrease) in cash and cash equivalents             (2,756,726)             1,249,596           1,876,779
Cash and cash equivalents at beginning of year                    3,159,017              1,909,421              32,642
                                                              -----------------------------------------------------------
Cash and cash equivalents at end of year                      $     402,291           $  3,159,017        $  1,909,421
                                                              ===========================================================
Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                    $     110,697           $     94,611        $     54,926
                                                              ===========================================================
Supplemental disclosure of non-cash financing activities:
    Conversion of notes payable to common stock               $           -           $     60,000        $  1,000,000
                                                              ===========================================================


See accompanying notes.

                     Alternative Technology Resources, Inc.
                          Notes to Financial Statements

                    Years Ended June 30, 2002, 2001 and 2000


1.  Summary of Significant Accounting Policies

Description of Business

     Alternative Technology Resources, Inc. (hereinafter referred to as "ATR," the "Company," "we" or "us") has developed and is operating an Exchange for healthcare services ("Healthcare Exchange"). The Company contracts with medical doctors, medical groups, hospitals and other health care practitioners
(collectively, "Providers") to offer their services through the Healthcare Exchange to those who purchase or facilitate the purchase of healthcare services ("Purchasers"). ATR's Healthcare Exchange began operations with a limited number of Providers and Purchasers in the quarter ending June 30, 2001

     The purpose of the Healthcare Exchange is to utilize the Internet and other technologies to facilitate Provider initiated discounts and administrative, billing and remittance services for all commercial lines of business within the healthcare industry. Our Healthcare Exchange offers a direct and efficient conduit between Providers and Purchasers of health care services, their PPOs' and/or their agents. Providers submit bills to the Company, who reprices the bills to the rate set by the Providers, including adding a transaction-processing fee, and then routes them to Purchasers or their intermediaries. The Company receives payments from Purchasers on behalf of Providers, and then remits payments to Providers.

     The Company's Healthcare Exchange development efforts will require substantial funds. The Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern, and that this plan will enable the Company to continue as a going concern, at least through the end of fiscal year 2003. However, the Company believes it will need to raise additional funds during fiscal 2003. The Company has engaged a placement agent to assist in the sale of shares of the Company common stock in a private placement, but there can be no assurance that the Company will be able to raise sufficient funds to successfully implement its business plan. Also, traditionally, the Company has relied on major stockholders or affiliates to finance its operations, although there can be no assurance that they will continue to do so. If unsuccessful the Company may be required to reduce the development efforts of its Healthcare Exchange or be forced into seeking protection under federal bankruptcy laws. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

                    Years Ended June 30, 2002, 2001 and 2000


Cash, Cash Equivalents and Short-Term Investments

     The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. At June 30, 2002 and 2001 substantially all of the Company's cash equivalents represent investments in money market accounts.

     As of June 30, 2002 the Company's had no short-term investments. At June 30, 2001 short-term investments are corporate obligations with maturity dates of 91 days to one year from the date of purchase.

Prepaid License and Service Fees

     Prepaid license and service fees are recorded at cost and amortized on a straight-line basis over the service period. Management considers whether indicators of impairment of these assets are present at each balance sheet date and an impairment loss is recorded, if necessary.

Property and Equipment

     Property and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets or the lease term, whichever is shorter. The estimated useful lives range from three to five years.

Revenue Recognition

     The Company recognizes revenue for the transaction-processing fee when it is earned and the Company has substantially completed all of its obligations under the contract.

     Contract programming revenue represented work performed for customers, primarily on a time and materials basis, and was recognized when the related services were rendered. Contract termination fees were amounts received from customers when they exercised the contract provision, which allowed them to convert ATR's programmer to their employee. In addition, these fees were also received from programmers when they exercised their contract provision to terminate their relationship with the Company prior to the termination date of their contract. These fee amounts were stipulated in customer and programmer contracts, were based on the length of time remaining under the contract, and were recognized as revenue when such contract provisions were invoked. As of June 30, 2001, the Company is no longer in the contract programming business.

Product Development Costs

     In October 1999, the Company began incurring costs to develop its Healthcare Exchange. In accordance with SOP 98-5, "Reporting on Costs of Start-Up Activities," start-up costs associated with the Healthcare Exchange have been expensed as incurred. The Company's Healthcare Exchange began operations in the quarter ending June 30, 2001.

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                    Years Ended June 30, 2002, 2001 and 2000


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

Net Loss Per Share

     All loss per share amounts for all periods have been presented in accordance with Statement of Financial Accounting Standards Board No. 128, "Earnings per Share". As the Company has reported net losses in all periods presented, basic and diluted loss per share have been calculated on the basis of net loss applicable to common stockholders divided by the weighted average number of common shares outstanding without giving effect to outstanding options, warrants, and convertible securities whose effects are anti-dilutive. For the fiscal years ended June 30, 2002, 2001 and 2000, there were stock options, stock warrants and a convertible note payable outstanding, and for the fiscal year ended June 30, 2000 there was also convertible preferred stock outstanding (Notes 3 and 7), which could potentially dilute earnings per share in the future but were not included in the computation of diluted loss per share as their effect was anti-dilutive in the periods presented.

Segment Disclosures

     As of June 30, 2002, the Company operates in one segment, the selling, marketing, development and operation of an Exchange for health care services. Prior to beginning operations with a limited number of Providers and Purchasers in the quarter ending June 30, 2001, the Company was in the business of recruiting, hiring and training foreign computer programmers and placing them with U.S. companies.

Comprehensive Loss

     Total comprehensive loss for fiscal years 2002, 2001 and 2000 was $9,815,884, $8,914,777 and $4,815,641 respectively. Other comprehensive income
(loss) represents the net change in unrealized gains (losses) on available-for-sale securities.

Concentrations of Risk

     The  Company   invests  its  cash  with  high  credit   quality   financial
institutions. The Company believes the financial risks associated with these financial instruments are minimal.

     During fiscal year 2002, no single healthcare provider represented 10% or more of the Company's Healthcare Exchange revenues. During fiscal year 2001,

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                    Years Ended June 30, 2002, 2001 and 2000


three customers individually accounted for 41%, 39% and 11% of Contract Programming revenues. During fiscal year 2000, three customers individually accounted for 40%, 21% and 10% of Contract Programming revenues.

     At June 30, 2001, two Contract Programming customers individually accounted for 55% and 31% of accounts receivable.

Fair Value of Financial Instruments

     The Company's financial instruments consist of cash, cash equivalents, short-term investments, accounts receivable, and accounts and notes payable. Fair values of cash, cash equivalents, short-term investments, accounts receivable, and accounts payable (other than accounts payable to stockholders) are considered to approximate their carrying values.

     Fair values of accounts payable to stockholders and notes payable to stockholders could not be determined with sufficient reliability because these are instruments held by related parties and because of the cost involved in such determination. Principal characteristics of these financial instruments that, along with information on the financial position of the Company, are pertinent to their fair values are described in Notes 2 and 3.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Boards issued Statements of Financial Accounting Standards No. 141, "Business Combinations," or SFAS 141 and No. 142, "Goodwill and Other Intangible Assets," or SFAS 142. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with existing guidance. We are required to adopt SFAS 142 effective July 1, 2002. Because the Company has historically not been party to any business combinations and therefore has not recorded related goodwill and intangible assets, the adoption of SFAS 141 and 142 did not have an effect on the Company's results of operations, financial position or cash flows.

     In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supersedes SFAS 121, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." Among other things, SFAS 144 provides more guidance on estimating cash flows when performing a recoverability test. The Company will adopt SFAS 144 effective July 1, 2002. The adoption of SFAS 144 did not have an effect on the Company's results of operations, financial condition or cash flows.

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                    Years Ended June 30, 2002, 2001 and 2000


2.  Investor Group Transactions

     In fiscal year 1994, the Company entered into a series of agreements with James W. Cameron, Jr. pursuant to which Mr. Cameron and Dr. Max Negri became principal stockholders of the Company. As of June 30, 2002, Mr. Cameron owned 39,614,006 shares of the Company's common stock. As of June 30, 2002 Dr. Negri held less than 5% of the Company's common stock.

     During fiscal years 2002, 2001 and 2000, the Company did not generate sufficient cash flow from operations and borrowed funds from these two stockholders. Notes payable to stockholders were $4,636,352 at June 30, 2002 and $3,740,450 at June 30, 2001 (Note 3). Accrued interest of $269,435 at June 30, 2002 and $232,469 at June 30, 2001 on these notes is included in accounts payable and accrued interest payable to stockholders.

     The Company leases its office facilities in Sacramento, California from Mr. Cameron (Note 6). Accrued lease expense of $527,896 at June 30, 2002 and $496,472 at June 30, 2001 is also included in accounts payable and accrued interest payable to stockholders.

     During fiscal years 2002, 2001 and 2000, Cameron & Associates, which is wholly owned by Mr. Cameron, provided consulting services to the Company. Fees for such services totaled $120,000 in fiscal years 2002 and 2001, and $90,000 in 2000.

3.  Financing Arrangements

     The Company has received short-term, unsecured financing to fund its operations in the form of notes payable of $4,636,352 as of June 30, 2002, from Mr. Cameron and another stockholder. These notes bear interest at 10.25%. On September 1, 2001, the Company agreed with Mr. Cameron to extend the due date on notes payable to him until December 31, 2002,in exchange for an extension fee of 2%. These extended notes total $1,630,529, including accrued interest and extension fees, and bear interest at 10.25% per annum. During fiscal year June 30, 2002 Mr. Cameron loaned the Company an additional $582,000 bearing interest at 10.25% payable on December 31, 2002. On September 1, 2001, the Company agreed with the other note holder to extend the due date of his convertible promissory notes until December 31, 2002. These convertible promissory notes total $2,423,823, including accrued interest, bear interest at 10.25% per annum and are convertible into common stock at $3.00 per share at the note holder's option. Subsequent to fiscal year end 2002, Mr. Cameron loaned the Company an additional $426,000 bearing interest at 10.25% payable on December 31, 2002.

     On April 21, 1997, the Company issued an unsecured note payable (the "Straight Note") to Mr. Cameron for $1,000,000 in accordance with the agreement the Company signed on February 28, 1994. Terms of the note provided for an interest rate of 9.5% and monthly interest payments. No maturity date was stated in the note; however, under the terms of the Reimbursement Agreement, upon written demand by Mr. Cameron, the Straight Note was to be replaced by a note convertible into ATR's common stock (the "Convertible Note") in a principal amount equal to the Straight Note and bearing interest at the same rate. The conversion price of the Convertible Note was equal to 20% of the average trading price of the Company's common stock over the period of ten trading days ending on the trading day next preceding the date of issuance of such Convertible Note.

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                    Years Ended June 30, 2002, 2001 and 2000


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

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                    Years Ended June 30, 2002, 2001 and 2000

5.  Income Taxes

     Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of June 30, 2002 and 2001 are as follows:

                                                         June 30,
                                              2002                 2001
                                         ---------------------------------------

Net operating loss carry forwards        $  18,043,000       $  14,603,000
Research credits                               123,000             123,000
Common stock options                         2,818,000           2,539,000
Common stock warrants                          789,000             789,000
Other - net                                    362,000            (572,000)
                                         ---------------------------------------
Total deferred tax assets                   22,135,000          17,482,000
Valuation allowance for deferred tax       (22,135,000)        (17,482,000)
 assets                                  ---------------------------------------
Net deferred tax assets                  $           -       $           -
                                         =======================================

     The Company's valuation allowance as of June 30, 2002 and 2001 was $22,135,000 and $17,482,000 respectively, resulting in a net change in the valuation allowance of $4,653,000 and $2,893,000 in the fiscal years ended June 30, 2001 and 2000, respectively.

     As of June 30, 2002 the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $46,119,000 million and $26,245,000 million, respectively. The federal net operating loss carryforwards expire in 2004 through 2022 and the state net operating loss carryforwards expire in 2002 through 2022. The Company also has approximately $98,000 and $25,000 of research and development tax credit carryforwards for federal and state income tax purposes, respectively. The federal research and development tax credit carryforwards expire in 2005.

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

     In accordance with provisions of the Internal Revenue Code Section 382, additional portions of the net operating loss carryforwards may be disallowed as a result of additional changes in ownership of the Company.

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                    Years Ended June 30, 2002, 2001 and 2000



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

     In November 1995, the Company entered into a lease agreement for its facility in Sacramento, California under a one-year lease with Mr. Cameron. The lease has been extended to January 31, 2004. Payments under this facilities lease are approximately $141,330 per year. At June 30, 2002, $527,896 of rent owed for fiscal years 1996 through 2002 is included in the balance of accounts payable and accrued interest payable to stockholders. Rental expense for all operating leases was approximately $230,897, $196,390 and $189,121, for fiscal years June 30, 2002, 2001 and 2000, respectively, including approximately $148,302, $139,272 and $114,285 related to the lease of the office facilities from Mr. Cameron.

     Minimum annual payments for all non-cancelable operating leases and amounts due to an application services provider are as follows:

                2003                         $   604,100
                2004                         $   528,500
                2005                         $   445,717
                2006                         $   416,398
                2007                         $     8,220
                Thereafter                   $     3,888

7.  Stockholders' Equity (Deficit)

Series D Preferred Stock

     In June 1994, existing stockholders purchased 204,167 shares of Series D Convertible Preferred Stock for $1,225,002. ATR's Series D Preferred Stock carried a cumulative dividend of $0.60 per share per year, until the Series D preferred stock was exchanged for common stock on September 11, 2000. On September 11, 2000, in connection with the exchange of 204,167 shares Series D preferred stock, for 408,334 shares of common stock based on a per share price

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                    Years Ended June 30, 2002, 2001 and 2000


of $3.00 per share, the Company declared accrued dividends of $759,110 in the aggregate. Of the $759,110 in accrued dividends, two of the Series D preferred stockholders agreed to accept 158,638 shares of common stock for $475,915 in accrued dividends based on a $3.00 per share value. The benefit accruing to the Series D Preferred stockholders recorded in the quarter ended September 30, 2000 was approximately $316,702 in compensation expense and $862,000 in preferred stock dividends. As of June 30, 2002, cumulative unpaid, dividends were $283,195.

Common Stock

     The Company's Healthcare Exchange development efforts will require substantial funds. On January 9, 2002, the Board of Directors of the Company unanimously approved a private placement of up to $12,000,000 of the Company's common stock at a purchase price of $2.25 per share. The shares of common stock issued in the private placement are restricted securities. Further pursuant to the private placement, in the event that within one year from the final closing the Company sells shares of common stock, or securities exercisable or convertible into common stock, at a price less than $2.25 per share, the Company will issue additional shares to these investors in an amount such that the overall purchase price will be equal to the lower, subsequent sales price. The forgoing shall exclude common stock that may be issued in connection with a merger, as a dividend, pursuant to the exercise of outstanding options, warrants and other convertible securities and pursuant to options subsequently issued to employees. Proceeds to date, net of offering costs, are approximately
$2,742,519. Proceeds were used for further development and operation of the Healthcare Exchange. The Company's Chairman and Chief Financial Officer purchased 222,222 shares of the Company's common stock in the private placement. Because the purchase price of such stock was less than the public trading price on the date of purchase, the Company recorded compensation expense of $138,583 in fiscal year 2002.

     The Company received $9,560,345 in a private placement of its common stock at a price of $3.00 in fiscal year 2001, and in fiscal year 2000 received $3,712,348 in a private placement of its common stock at an average price of $3.42 per share.

Warrants

Warrant activity during the periods indicated is as follows:

                                 Number of        Range of      Weighted Average
                                   Shares      Exercise Prices   Exercise Price
                                 -----------------------------------------------
Balance at June 30, 1999          559,800        $0.01-$25.00         $0.94
Exercised                         (20,000)       $0.75                $0.75
                                 ----------
Balance at June 30, 2000          539,800        $0.01-$25.00         $0.95
Expired/Canceled                  (40,000)       $0.01                $0.01
                                 ----------
Balance at June 30, 2001          499,800        $0.01-$25.00         $1.02
Exercised                        (284,200)       $0.75                $0.75
                                 ----------
Balance at June 30, 2002          215,600        $0.01-$25.00         $1.38
                                 ==========

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                    Years Ended June 30, 2002, 2001 and 2000


     At June 30, 2002, the weighted-average remaining contractual life of outstanding warrants was 4.9 years. All warrants are immediately exercisable for common stock at June 30, 2002.

Stock Option/Stock Issuance Plans

     The 1993 Stock Option/Stock Issuance Plan (the "1993 Plan"), pursuant to which key employees (including officers) and consultants of the Company and the non-employee members of the Board of Directors may acquire an equity interest in the Company, was adopted by the Board of Directors on August 31, 1993 and became effective at that time. The 1993 Plan provided that up to 400,000 shares of common stock could be issued over the ten-year term of the 1993 Plan. As of June 30, 2002, shares available for future issuance under this plan were 31,173.

     The 1997  Stock  Option  Plan  (the  "1997  Plan"),  pursuant  to which key employees (including officers) and consultants of the Company and the non-employee members of the Board of Directors may acquire an equity interest in the Company, was adopted by the Board of Directors on November 18, 1997 and became effective at that time. An aggregate of 3,000,000 shares of common stock may be issued over the five-year term of the 1997 plan. Subject to the oversight and review of the Board of Directors, the 1997 Plan shall generally be administered by the Company's Compensation Committee consisting of at least two non-employee directors as appointed by the Board of Directors. The grant date, the number of shares covered by an option and the terms and conditions for exercise of options shall be determined by the Committee, subject to the 1997 Plan requirements. The Board of Directors shall determine the grant date, the number of shares covered by an option and the terms and conditions for exercise of options to be granted to members of the Committee. As of June 30, 2002, shares available for future issuance under this plan were 329,279. This five-year plan will expire November 18, 2002.

     Option activity for the 1993 and the 1997 Plans during the periods indicated is as follows:

                                          Number of          Weighted Average
                                           Shares             Exercise Price
                                        ----------------------------------------

          Balance at June 30, 1999         594,919                $0.98
          Granted                          880,000                $2.72
          Exercised                       (269,919)               $0.65
          Cancelled                        (25,000)               $0.25
                                        --------------
          Balance at June 30, 2000       1,180,000                $2.36
          Granted                          920,600                $2.77
          Exercised                        (49,933)               $0.25
          Cancelled                       (317,500)               $4.04
                                        --------------
          Balance at June 30, 2001       1,733,167                $2.33
          Granted                        1,234,053                $1.83

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                    Years Ended June 30, 2002, 2001 and 2000


          Exercised                        (51,585)               $0.45
          Cancelled                       (326,432)               $2.60
                                        --------------
          Balance at June 30, 2002       2,589,203                $2.60
                                        ==============


     The following table summarizes information about stock options outstanding under the 1993 and the 1997 Plans at June 30, 2002:


                                                      Weighted
                                                       Average
                                     Weighted          Remaining
  Range of           Options          Average         Contractual        Options       Weighted Average
Exercise Prices    Outstanding     Exercise Price     Life (Years)      Exercisable     Exercise Price
-----------------------------------------------------------------------------------------------------------

$  0.01-1.95         1,028,369          $0.58               7             894,479             $0.55
$  2.00-3.85         1,233,334          $2.50               9             255,834             $2.85
$  4.00-6.63           312,500          $4.81               8             208,333             $4.81
$       7.19             5,000          $7.19               8               3,333             $7.19
$      13.10            10,000         $13.10               2              10,000            $13.10

                  --------------                                       -------------

                     2,589,203          $2.07                           1,371,979             $1.73
                  ==============                                       =============


     At June 30, 2001 and 2000 the number and weighted average exercise price of options exercisable were 745,022 and $1.88 and 485,000 and $1.77, respectively.

     In addition to options granted pursuant to the 1993 and 1997 Stock Option/Stock Issuance Plans, the Company has granted options outside of these plans. In fiscal year 1994, the Company granted to its former Chief Executive Officer and director stock options to purchase 400,000 shares of common stock exercisable at $0.10 per share. Of these options, 370,000 remain outstanding and are fully vested as of June 30, 2002. These options expire on August 10, 2003.

     During fiscal year 2000, in accordance with an employment agreement, the Company granted the current Chief Executive Officer stock options to purchase 7,000,000 shares of common stock at $3.00 per share, the fair market value of the Company's common stock on the date of grant. The options vest ratably over 5 years and expire on April 14, 2010. As of June 30, 2002, 2,800,000 options have vested, and 7,000,000 remain outstanding. Also, on August 1, 2000, Mr. Cameron entered into an agreement with the Company's current Chief Executive Officer to grant him the option to purchase 6,000,000 shares of the Company's common stock from Mr. Cameron at a purchase price of $3.625 per share, the fair market value of the Company's stock on that date. As of June 30, 2002, these options are fully vested and 6,000,000 remain outstanding.

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                    Years Ended June 30, 2002, 2001 and 2000

     Non-cash stock based compensation expense was $787,611 for fiscal year 2002 and $1,931,036 for fiscal year 2001. No such expense was incurred in fiscal year 2000. Costs incurred in fiscal year 2002 primarily represent $637,528 recorded in connection with the grant of options to employees with an exercise less than the public trading price on the date of grant and $138,583 recorded in connection with the purchase of 222,222 shares of the Company's common stock by the Company's Chairman and Chief Financial Officer because the purchase price of such stock was less than the public trading price on the date of purchase.

     SFAS No. 123 requires presentation of pro forma information regarding net loss and loss per share as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of ATR options was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions for fiscal years 2002, 2001 and 2000: dividend yield of 0%, an expected life of five years, a risk-free interest rate of 5.0%, and expected volatility of 1.168, 1.271 and 0.959.

     The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. It requires the input of highly subjective assumptions, the quality of which cannot be judged except by hindsight. The Company's pro forma information is as follows:

                                                                   Years Ended June 30,
                                               ------------------------------------------------------------
                                                       2002                  2001                2000
                                               ------------------------------------------------------------
Net loss applicable to common stockholders:
      As reported                              $   (9,815,906)          $   (9,800,897)      $  (4,938,141)
      Pro forma                                $  (13,815,109)          $  (14,153,429)      $  (6,224,858)

Basic and diluted net loss per share:
      As reported                              $        (0.16)          $        (0.17)      $       (0.10)
      Pro forma                                $        (0.23)          $        (0.24)      $       (0.12)


     Future pro forma results may be materially different from amounts reported as future years will include the effects of additional stock option grants.

     The weighted average fair value of options granted during the fiscal years June 30, 2002, 2001 and 2000 whose exercise price equals the market price of the stock on the grant date was $1.95, $2.30 and $2.58 respectively. The weighted-average fair value of options granted in fiscal year 2002 whose exercise price was less than the market price of the stock on the date of grant was $2.03. For fiscal years 2001 and 2000, all options were granted with exercise prices equal to the market price on the date of grant.

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                    Years Ended June 30, 2002, 2001 and 2000


Stock Reserved for Issuance

     As of June 30, 2002, the Company has reserved a total of 11,404,268 shares of common stock pursuant to outstanding warrants, options, convertible notes payable to stockholders, and future issuance of options to employees and non-employee directors.

                       Common Shares Reserved for Issuance
               ------------------------------------------------------
               Options                                  10,319,655
               Warrants                                    215,600
               Notes (including accrued interest)          869,013
                                                       --------------
               Total                                    11,404,268
                                                       ==============

8.  Subsequent Event

     The Company has received short-term unsecured financing in the form of a convertible note of $1,000,000 as of July 26, 2002 from a lender. This note bears interest at 8% and is payable at the earliest of July 25, 2003 or when the Company, in a proposed Private Placement of Common Stock offering, raises $8,000,000. All or a portion of the convertible note may be converted into shares of common stock at the lower of $2.25 per share or the subscription per share price of the proposed Private Placement of Common Stock. In consideration for the loan the Company will issue three warrants. The Company will issue to the lender one warrant to purchase 100,000 shares of common stock. The lender will also receive a second warrant to purchase 100,000 shares of common stock that may only be exercisable if the Company does not repay the convertible note within 180 days of the agreement. The lender will also receive a third warrant to purchase 100,000 shares of common stock that may be exercisable if the Company does not repay the convertible note within one year of the agreement. Each of the warrants will have an exercise price equal to the lower of $2.14 or the subscription per share price of the proposed Private Placement of Common Stock. When, and if, exercisable, the lender may exercise these warrants through July 26, 2009.


9.  Quarterly Results of Operations (Unaudited)

     The following table presents the Company's unaudited quarterly statement of operations data for the four quarters of fiscal 2002 and fiscal 2001. The Company believes that this information has been prepared on the same basis as its audited consolidated financial statements and that all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the selected quarterly information. The Company's quarterly results of operations for these periods are not necessarily indicative of future results of operations.

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                    Years Ended June 30, 2002, 2001 and 2000


                                                                                          2002
                                                     --------------------------------------------------------------------------
                                                       September 30         December 31           March 31             June 30
                                                       ------------         -----------           --------             -------
Healthcare Exchange revenue                          $     108,218        $     253,876      $     430,308         $     850,163
Healthcare Exchange gross profit (loss)                   (116,570)             (96,337)            28,779               363,176
Contract Programming revenue                                     -                    -                  -                     -
Contract Programming gross profit                                -                    -                  -                     -
Selling, marketing and product development costs        (1,505,195)          (1,546,462)        (1,852,186)           (2,172,714)
General and administrative expenses                       (505,834)            (600,045)          (673,076)             (703,317)
Loss from operations                                    (2,127,599)          (2,242,844)        (2,496,483)           (2,512,855)
Total other income (expense)                              (106,384)            (105,364)          (110,929)             (113,447)
Net loss                                                (2,233,983)          (2,348,208)        (2,607,412)           (2,626,302)
Preferred stock dividends in arrears                             -                    -                  -                     -
Net loss applicable to common stockholders              (2,233,983)          (2,348,208)        (2,607,412)           (2,626,302)
Basic and diluted net loss per share                 $       (0.04)       $       (0.04)     $       (0.04)       $        (0.04)
Shares used in per share calculation                    59,401,860           59,421,866         61,261,644            60,945,581
--------------------------------------------------------------------------------------------------------------------------------



                                                                                        2001
                                                     ---------------------------------------------------------------------------
                                                      September 30          December 31           March 31              June 30
                                                      ------------          -----------           --------              -------
Healthcare Exchange revenue                          $          -          $          -       $          -         $     50,944
Healthcare Exchange gross profit (loss)                         -                     -                  -              (33,584)
Contract Programming revenue                              178,019                47,812             46,385               36,253
Contract Programming gross profit                          42,217                 1,160              9,466                9,954
Product development costs                              (1,057,426)           (1,238,497)        (1,227,696)          (1,573,894)
General and administrative expenses                    (2,141,486)             (490,072)          (640,279)            (579,134)
Loss from operations                                   (3,156,695)           (1,727,409)        (1,858,509)          (2,176,658)
Total other income (expense)                              (50,935)               79,980             11,268              (35,797)
Net loss                                               (3,207,631)           (1,647,429)        (1,847,241)          (2,212,454)
Preferred stock dividends in arrears                     (886,142)                    -                  -                    -
Net loss applicable to common stockholders             (4,093,773)           (1,647,429)        (1,847,241)          (2,212,454)
Basic and diluted net loss per share                 $      (0.07)         $      (0.03)      $      (0.03)       $       (0.04)
Shares used in per share calculation                   56,695,586            59,329,251         59,358,090           59,383,954
--------------------------------------------------------------------------------------------------------------------------------

                                                                    Exhibit 23.1


               Consent of Ernst & Young LLP, Independent Auditors

We consent to the incorporation by reference in the Registration Statements listed below of our report dated August 16, 2002, with respect to the financial statements of Alternative Technology Resources, Inc. included in the Annual Report (Form 10-K) for the year ended June 30, 2002.

- Form S-8 No. 33-80300 pertaining to the 3Net Systems, Inc. 1993 Stock Option/Issuance Plan

- Form S-8 No. 33-84576 pertaining to the Nonstatutory Stock Option Agreement by and between 3Net Systems, Inc. and Russell J. Harrison

- Form S-3 No. 33-86962 pertaining to 3Net Systems, Inc. common stock being offered by selling stockholders

- Form S-8 No. 333-90021 pertaining to the Alternative Technology Resources, Inc. 1997 Stock Option Plan, Non-Statutory Stock Option for Edward Lammerding.

                                                           /s/ Ernst & Young LLP

Sacramento, California
September 23, 2002

                                                                    Exhibit 99.1


                                  CERTIFICATION


     I, Jeffrey McCormick, Chief Executive Officer, certify that:

     1. I have reviewed this annual report on Form 10-K of Alternative Technology Resources, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date:  September 20, 2002           /S/ JEFFREY MCCORMICK
                                    --------------------------------------------
                                      Jeffrey McCormick, Chief Executive Officer

                                                                    Exhibit 99.2

                                  CERTIFICATION


     I, James W. Cameron, Jr., Chief Financial Officer, certify that:

     1. I have reviewed this annual report on Form 10-K of Alternative Technology Resources, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  September 20, 2002         /S/ JAMES W. CAMERON
                                  ----------------------------------------------
                                  James W. Cameron, Jr., Chief Financial Officer