Form 10-Q
period 2002-09-30
ALTERNATIVE TECHNOLOGY RESOURCES INC
filed 2002-11-14
CIK 885520

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                         Commission file number 0-20468


                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
             (Exact name of registrant as specified in its charter)



            Delaware                                      68-0195770
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)



                     33 Jewell Court, Portsmouth, N.H. 03801
                    (Address of principal executive offices)

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

Number of shares of common stock outstanding as of November 5, 2002:  66,754,458

PART I.  FINANCIAL INFORMATION
Item 1.           Financial Statements




                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                            Condensed Balance Sheets
                                   (Unaudited)

                                                                                      September 30,               June 30,
                                       Assets                                            2002                      2002
                                       ------                                   ----------------------    ---------------------
Current assets:
  Cash and cash equivalents                                                     $         884,725         $         402,291
  Trade accounts receivable                                                                20,651                     3,602
  Prepaid maintenance and service fees                                                     90,149                         -
  Prepaid expenses, and other current assets                                              107,444                    81,223
                                                                                ----------------------    ---------------------
Total current assets                                                                    1,102,969                   487,116
                                                                                ----------------------    ---------------------

Property and equipment:
  Equipment and software                                                                  817,076                   788,192
  Accumulated depreciation and amortization                                              (361,333)                 (297,987)
                                                                                ----------------------    ---------------------
  Property and equipment, net                                                             455,743                   490,205
                                                                                ----------------------    ---------------------

Prepaid financing costs                                                                    52,626                         -
Prepaid license and service fees                                                          191,321                   211,498
Other non-current assets                                                                   10,199                    14,490
                                                                                ----------------------    ---------------------

                                                                                $       1,812,858         $       1,203,309
                                                                                ======================    =====================

                   Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Payable to Healthcare Exchange participants                                   $         839,566         $         409,738
  Trade accounts payable                                                                  585,523                   438,460
  Accrued payroll and related expenses                                                    279,750                   274,777
  Accrued preferred stock dividends                                                       283,195                   283,195
  Accounts payable and accrued interest payable to stockholders                           909,990                   797,232
  Notes payable to stockholder                                                          2,831,529                 2,212,529
  Convertible notes payable to stockholder                                              2,423,823                 2,423,823
  Convertible notes payable to third party                                                686,852                         -
  Accrued interest payable to third party                                                  14,685                         -
  Other current liabilities                                                               273,711                   254,469
                                                                                ----------------------    ---------------------
Total current liabilities                                                               9,128,624                 7,094,223
                                                                                ----------------------    ---------------------

Commitments and contingencies

Stockholders' equity (deficit):
  Convertible preferred stock, $6.00 par value - 1,200,000 shares authorized none issued and outstanding at September 30, 2002 and 2001, 204,167 shares
     Designated Series D, none issued and outstanding at September 30, 2002 and
June 30, 2002
  Common stock, $0.01 par value - 100,000,000 shares authorized; 61,069,255 shares issued and outstanding at September 30, 2002
     (60,968,213 at June 30, 2002)                                                        610,693                   609,682
  Additional paid-in capital                                                           53,323,226                52,862,283
  Accumulated deficit                                                                 (61,249,685)              (59,362,879)
                                                                                ----------------------    ---------------------
Total stockholders' equity (deficit)                                                   (7,315,766)               (5,890,914)
                                                                                ----------------------    ---------------------

                                                                                $       1,812,858         $       1,203,309
                                                                                ======================    =====================
See accompanying notes to condensed financial statements.

PART I.  FINANCIAL INFORMATION
Item 1.           Financial Statements




                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                           Three Months Ended
                                                                                September 30,
                                                                          2002                2001
       Healthcare exchange
           Revenue                                                   $     776,560      $    108,218
           Costs                                                          (543,702)         (224,788)
                                                                     --------------     ---------------------
       Gross profit (loss)                                                 232,858          (116,570)

       Selling, marketing and product development costs                 (1,397,306)       (1,505,195)

       General and administrative expenses                                (509,015)         (505,834)
                                                                     --------------     ---------------------

       Loss from operations                                             (1,673,463)       (2,127,599)

       Other income (expense)
           Interest income                                                     430            33,133
           Interest expense to third party                                 (77,315)                -
           Interest expense to stockholders and directors                 (136,458)         (139,517)
                                                                     --------------     ---------------------
       Total other income (expense)                                       (213,343)         (106,384)
                                                                     --------------     ---------------------

       Net loss                                                      $  (1,886,806)     $ (2,233,983)
                                                                     ==============     =====================


       Basic and diluted net loss per share
                                                                     $       (0.03)      $     (0.04)
                                                                     ==============     =====================

       Shares used in per share calculations                            61,016,315        59,401,860
                                                                     ==============     =====================


See accompanying notes to condensed financial statements.


                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                         September 30,
                                                                                2002                        2001
                                                                       ------------------------     ----------------------

Net cash used in operating activities                                  $       (1,062,532)          $    (2,005,312)
                                                                       ------------------------     ----------------------

Cash flows used in investing activities:
    Purchases of property and equipment                                           (28,884)                  (91,033)
    Maturities of short-term investments                                                -                 1,354,159
                                                                       ------------------------     ----------------------
Net cash provided (used) by investing activities                                  (28,884)                1,263,126
                                                                       ------------------------     ----------------------

Cash flows from financing activities:
    Prepaid financing costs                                                       (52,626)
    Proceeds from exercise of options and warrants                                  7,476                    19,251
    Proceeds from notes payable to stockholders                                   619,000                   313,902
    Proceeds from convertible notes payable                                     1,000,000                         -
                                                                       ------------------------     ----------------------
Net cash provided by financing activities                                       1,573,850                   333,153
                                                                       ------------------------     ----------------------


Net increase (decrease) in cash and cash equivalents                              482,434                  (409,033)
Cash and cash equivalents at beginning of period                                  402,291                 3,159,017
                                                                       ------------------------     ----------------------

Cash and cash equivalents at end of period                             $          884,725           $     2,749,984
                                                                       ========================     ======================



See accompanying notes to condensed financial statements.

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                     Notes to Condensed Financial Statements
                               September 30, 2002
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2002.

In the opinion of management, the unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the Company's financial position at September 30, 2002 and June 30, 2002, results of operations for the three months ended September 30, 2002 and 2001, and cash flows for the three months ended September 30, 2002 and 2001. The results for the period ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2003.

The Company has incurred operating losses since inception, which have resulted in an accumulated deficit of $61,249,685 at September 30, 2002. Based on the steps the Company has taken to refocus its operations and obtain additional financing, the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern, and that this plan will enable the Company to continue as a going concern, at least through the end of fiscal year 2003. The Company engaged a placement agent to assist in the sale of shares of the Company's common stock in a private placement. Subsequent to September 30, 2002, the Company received gross proceeds of $4,125,000 through the sale of 4,125,000 shares pursuant to this offering. Cash proceeds net of offering costs were $3,884,567. In addition, the due dates of Notes Payable to Stockholder and Convertible Notes Payable to Stockholder were extended from December 31, 2002 to December 31, 2003. [See Part I Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"]

There can be no assurance that this plan will be successfully implemented. If the offering is not fully subscribed, the Company may be required to reduce the development efforts of its Healthcare Exchange or be forced into seeking protection under federal bankruptcy laws. As a result, the report of independent auditors on the Company's June 30, 2002 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 2 - Financing Arrangements

On July 26, 2002, the Company received cash of $1,000,000 in exchange for issuance of a convertible note (the "Note"). The Note bears interest at 8% and is payable at the earliest of July 25, 2003 or when the Company, in a proposed private placement of common stock, raises $8,000,000 (the "Private Placement"). Pursuant to the original terms of the Note, all or a portion of the Note may be converted into shares of common stock at the lower of $2.25 per share; the subscription per share price of the proposed Private Placement; or if the Company sells shares of its common stock, or issues options, warrants or other securities convertible into shares of its common stock before March 29, 2003 at a price less than the lower of $2.25 or the subscription per share price of the proposed Private Placement, then the per share price of the common stock subsequently sold (excluding common stock that may be (i) issued in connection with a merger, (ii) issued as a dividend, (iii) issued upon the exercise of options subsequently issued after the closing to employees of or consultants to the Company, or (iv) issued upon the exercise of existing options, warrants or other convertible securities).

In connection with the issuance of the Note, the Company may issue up to three warrants. Each warrant provides for the purchase of 100,000 shares of the Company's common stock at an exercise price equal to the lower of $2.14 or the subscription per share price of the proposed Private Placement, or if further shares are offered at a lower price per share, then at that price. The First Warrant was issued on July 26, 2002. The Second Warrant will be issued if the Company does not repay the Note within 180 days from the issuance of the Note. The Third Warrant will be issued if the Company does not repay the Note within one year from the issuance of the Note.

In connection with the issuance of the Note and First Warrant, the Company estimated the fair value of the First Warrant to be $198,000 using the Black-Scholes model. In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable
Conversion Ratios," and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company has recognized $62,630 through interest expense during the three months ended September 30, 2002 for a portion of the fair value of the First Warrant and a portion of the beneficial conversion feature of the Note, which was estimated to be $177,778. The Company will record additional amounts totaling $313,148 through interest expense until July 26, 2003 for the remaining fair value of the First Warrant and the beneficial conversion feature of the Note recorded at the initial transaction date.

Relating to the private placement of 4,125,000 shares of the Company's common stock at a purchase price of $1.00 per share in October 2002, the conversion price of the Note and per share exercise price of the First Warrant were reset to $1.00. In accordance with EITF 00-27, the Company will record $624,222 for the additional beneficial conversion amount relating to the value of the reset feature. This amount will be recognized ratably through interest expense until July 26, 2003.

Also during the period ended September 30, 2002, Mr. Cameron loaned the Company an additional $619,000 which bears interest at 10.25% per annum and is payable on December 31, 2002.

Note 3 - Comprehensive Loss

Total comprehensive loss for the three months ended September 30, 2002 and 2001 was $1,886,806, and $2,233,961 respectively. Other comprehensive income (loss) represents the net change in unrealized gains (losses) on available-for-sale securities.

Note 4 - Net Loss Per Share

Loss per share amounts for all periods have been presented in accordance with Statement of Financial Accounting Standards Board No. 128, "Earnings per Share." As the Company has reported net losses in all periods presented, basic and diluted loss per share have been calculated on the basis of net loss applicable to common stockholders divided by the weighted average number of common stock shares outstanding without giving effect to outstanding options, warrants, and convertible securities whose effects are anti-dilutive. For the three months ended September 30, 2002 and 2001 there were stock options, stock warrants, and convertible notes payable outstanding, which could potentially dilute earnings per share in the future but were not included in the computation of diluted loss per share as their effect was anti-dilutive in the periods presented.

Note 5 - Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," or SFAS 142. SFAS 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with existing guidance. The Company adopted SFAS 142 effective July 1, 2002. Because the Company has historically not been party to any business combinations and therefore has not recorded related goodwill and intangible assets, the adoption of SFAS 142 did not have an effect on the Company's results of operations, financial position or cash flows.

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS 144. SFAS 144 supersedes SFAS 121, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." Among other things, SFAS 144 provides more guidance on estimating cash flows when performing a recoverability test. The Company adopted SFAS 144 effective July 1, 2002. The adoption of SFAS 144 did not have an effect on the Company's results of operations, financial condition or cash flows.

Note 6 - Subsequent Events

The Company engaged a placement agent to assist in the sale of shares of the Company's common stock in a private placement. Subsequent to September 30, 2002, the Company received gross proceeds of $4,125,000 through the sale of 4,125,000 shares pursuant to this offering. Cash proceeds net of offering costs were $3,884,567.

Subsequent to September 30, 2002, resulting from the closing of the October 2002 Private Placement of Common Stock, 1,540,729 additional shares were issued to investors who purchased shares of common stock in the January 2002 private placement based on the October 2002 Private Placement price of $1.00. Compensation expense to be recorded during the second quarter ended December 31, 2002, for the additional shares issued to the Company's Chairman and Chief Financial Officer will be $377,778.

Subsequent to September 30, 2002, the Company agreed with Mr. Cameron to extend the due date on notes payable to him until December 31, 2003 in exchange for an extension fee of 2%. These extended notes total $2,873,691, including accrued interest and extension fees, and bear interest at 10.25% per annum. Also subsequent to September 30, 2002, the Company agreed with the other note holder to extend the due date of his convertible promissory notes until December 31, 2003. These convertible promissory notes total $2,681,415, including accrued interest, bear interest at 10.25% per annum and are convertible into common stock at $3.00 per share at the note holder's option.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis

The following discussion provides information to facilitate the understanding and assessment of significant changes in trends related to the financial condition of the Company and its results of operations. It should be read in conjunction with the Company's financial statements and the notes thereto and other financial information included elsewhere in the Form 10-K for the fiscal year ended June 30, 2002.

Overview

General

Alternative Technology Resources, Inc. (hereinafter referred to as "ATR," the "Company," "we" or "us") has developed and is operating an Exchange for healthcare services ("Healthcare Exchange"). The purpose of the Healthcare Exchange is to utilize the Internet and other technologies to facilitate
Provider (defined below) initiated discounts and administrative, billing and remittance services for all commercial lines of business in the healthcare industry. The Healthcare Exchange offers a direct and efficient conduit between Providers and Purchasers (defined below) of healthcare services and/or their agents, such as Preferred Provider Organizations.

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

Providers submit bills to the Company, who reprices the bills to the rate set by the Providers, including adding a transaction-processing fee, and then routes them to Purchasers or their intermediaries. The Company receives payments from Purchasers on behalf of the Providers, and then remits payments to the Providers.

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

Financial Condition

Cash and cash equivalents increased $482,434 since June 30, 2002. At September 30, 2002, substantially all of ATR's cash was invested in money market accounts.

Because the Company is emphasizing the development of the Healthcare Exchange, the results of operation for the three months ended September 30, 2002 may not be indicative of results of operations for the year ended June 30, 2003.

Results of Operation

Healthcare Exchange

Healthcare Exchange Revenue. The Company began operations with a limited number of Providers in the quarter ending June 30, 2001. Providers submit bills to ATR, who reprices the bills to the rate set by the Providers, including adding a transaction-processing fee, and then routes them to Purchasers or their intermediaries. ATR receives payments from Purchasers on behalf of Providers, and then remits payments to Providers. The Company recognizes revenue for the transaction-processing fee when earned and the Company has substantially completed all of its obligations under the contract. During the three month period ending September 30, 2002, $776,560 of revenue was recognized as compared to $108,218 for the three month period ending September 30, 2001. The increase is primarily the result of an increase in the number of healthcare providers contracted with the Healthcare Exchange.

Healthcare Exchange Costs. Healthcare Exchange costs are the direct costs related to the processing of the bills submitted by Providers and payments received from Purchasers. These costs include the salary and other wage and benefit costs of the Healthcare Exchange operations staff and the operating cost of the application services provider. The costs for the three month period ending September 30, 2002 were $543,702, an increase of 142% over costs of $224,788 for the three month period ending September 30, 2001. As of September 30, 2002, there were 31 operations staff members responsible for the processing of bills submitted by Providers and payments received from Purchasers, compared to 9 operations staff members as of September 30, 2001.

Selling, Marketing and Product Development Costs

In October 1999, the Company began incurring costs to develop its Healthcare Exchange. Costs incurred are primarily the salary, other wage and benefit costs of ATR's employees and other operational costs associated with recruiting the network of healthcare Providers. The costs for the three month period ending September 30, 2002 were $1,397,306, a decrease of 7% over costs of $1,505,195 for the three month period ending September 30, 2001. This decrease is primarily the result of a decrease in payroll costs and travel related costs.

General and Administrative Expenses

General and administrative expenses were $509,015 for the three-month period ended September 30, 2002, and did not fluctuate significantly from the same period in the prior fiscal year.

Other Income (Expense)

Interest Income. Interest income is related to the short-term investment of cash balances, primarily in money market accounts. The decrease is the result of reduced cash balances in the three month period ending September 30, 2002 as compared to the same period in fiscal 2001.

Interest Expense to Third Party. Interest expense to third party of $77,315, for the three month period ending September 30, 2002, resulted primarily from the fair value of a warrant issued in connection with a convertible note and the beneficial conversion feature of the convertible note to third party, which were recognized through interest expense, and the interest accrued on the note. No interest expense to third party was recognized during the same period in the prior fiscal year.

Interest Expense to Stockholders and Directors. The decrease of interest expense of $3,059, for September 30, 2002 in comparison to the same period in fiscal year 2001, despite the increase in Notes Payable, resulted primarily from the extension of stockholder notes as of September 1, 2001. The extension included a 2% refinance fee, increasing the interest expense for the three month period ending September 30, 2001.

Income Taxes

As of June 30, 2002 the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $46,119,000 and $26,245,000, respectively. The federal net operating loss carryforwards expire in 2004 through 2022 and the state net operating loss carryforwards expire in 2002 through 2022. The Company also has approximately $98,000 and $25,000 of research and development tax credit carryforwards for federal and state income tax purposes, respectively. The federal research and development tax credit carryforwards expire in 2005.

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

Liquidity and Capital Resources

For the three month period ending September 30, 2002, the Company earned revenues of $776,560 but incurred a net loss of $1,886,806. Until the Company can generate sufficient revenue to finance its operations, the Company will have to seek other financing. Traditionally, the Company has used a combination of equity and debt financing and revenue generated to fund operations but has incurred operating losses since its inception, which has resulted in an accumulated deficit of $61,249,685 at September 30, 2002. The Company had negative working capital at September 30, 2002 of $8,025,656.

Subsequent to September 30, 2002 the Company sold 4,125,000 shares of its common stock at a purchase price of $1.00 per share. The shares of common stock issued in the private placement are restricted securities. Net proceeds from the offering were $3,884,567. In connection with the private placement, the Company engaged Stonegate Securities, Inc. as placement agent who received a placement fee of 6% on the gross proceeds received from the sale of common stock placed by them and a five year warrant to purchase 10% of the common stock placed by them at $1.00 per share. The placement of the common stock was exempt from registration pursuant to Regulation D.

On July 26, 2002 Company received short-term unsecured financing in the form of a convertible note of $1,000,000 from a lender. This note bears interest at 8% and is payable at the earliest of July 25, 2003 or when the Company, in a Private Placement of Common Stock, raises $8,000,000. All or a portion of the convertible note may be converted into shares of common stock at the lower of $1.00 per share, the subscription per share price of the October 2002 Private Placement of Common Stock, or if further shares are offered at a lower price per share at that price. In consideration for the loan the Company issued three warrants. The Company issued to the lender one warrant to purchase 100,000 shares of common stock. The lender received a second warrant to purchase 100,000 shares of common stock that may only be exercisable if the Company does not repay the convertible note within 180 days of the agreement. The lender received a third warrant to purchase 100,000 shares of common stock that may be exercisable if the Company does not repay the convertible note within one year of the agreement. Each of the warrants has an exercise price of $1.00, the subscription per share price of the October 2002 Private Placement of Common Stock, or if further shares are offered at a lower price per share at that price. When, and if, exercisable the lender may exercise these warrants through July 26, 2009.

In connection with the issuance of the convertible note and the issuance of the first warrant, the Company estimated the fair value of the first warrant to be $198,000 using the Black-Scholes model. In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company has recognized $62,630 through interest expense during the three months ended September 30, 2002 for a portion of the fair value of the first warrant and a portion of the beneficial conversion feature of the convertible note, which was estimated to be $177,778. The Company will record additional amounts totaling $313,148 through interest expense until July 26, 2003 for the remaining fair value of the first warrant and the beneficial conversion feature of the Note recorded at the initial transaction date.

Relating to the private placement of 4,125,000 shares of the Company's common stock at a purchase price of $1.00 per share in October 2002, the conversion price of the convertible note and per share exercise price of the first warrant were reset to $1.00. In accordance with EITF 00-27, the Company will record $624,222 for the additional beneficial conversion amount relating to the value of the reset feature. This amount will be recognized ratable through interest expense until July 26, 2003.

During the period between January 9, 2002 and March 28, 2002, the Company sold 1,232,585 shares of its common stock at a purchase price of $2.25 per share. The shares of common stock issued in the private placement are restricted securities. Further pursuant to the private placement, it was agreed that in the event that within one year from the final closing the Company sells shares of common stock, or securities exercisable or convertible into common stock, at a price less than $2.25 per share, the Company would issue additional shares to these investors in an amount such that the overall purchase price will be equal to the lower, subsequent sales price. The forgoing shall exclude common stock that may be issued in connection with a merger, as a dividend, pursuant to the exercise of outstanding options, warrants and other convertible securities and pursuant to options subsequently issued to employees. Net proceeds from the offering were $2,742,519. The proceeds from the private placement were used to fund operations and repay debt. The Company's Chairman and Chief Financial Officer purchased 222,222 shares of the Company's common stock in the private placement. Because the purchase price of such stock was less than the public trading price on the date of purchase, the Company recorded compensation expense of $138,583 during fiscal year 2002. Subsequent to September 30, 2002, resulting from the closing of the October 2002 Private Placement of Common Stock, 1,540,729 additional shares were issued to these investors based on the October 2002 Private Placement price of $1.00. Compensation expense to be recorded during the second quarter ended December 31, 2002, for the additional shares issued to the Company's Chairman and Chief Financial Officer will be $377,778.

As of June 30, 2002, the Company had received short-term, unsecured financing to fund its operations in the form of notes payable of $4,636,352, from Mr. Cameron and another stockholder. These notes bear interest at 10.25%. On September 1, 2001, the Company agreed with Mr. Cameron to extend the due date on notes payable to him until December 31, 2002 in exchange for an extension fee of 2%. These extended notes total $1,630,529, including accrued interest and extension fees, and bear interest at 10.25% per annum. During the quarter ending June 30, 2002, Mr. Cameron loaned the Company an additional $582,000 bearing interest at 10.25% payable on December 31, 2002. On September 1, 2001, the Company agreed with the other note holder to extend the due date of his convertible promissory notes until December 31, 2002. These convertible promissory notes total $2,423,823, including accrued interest, bear interest at 10.25% per annum and are convertible into common stock at $3.00 per share at the note holder's option. During the three month period ending September 30, 2002, Mr. Cameron loaned the Company an additional $619,000 bearing interest at 10.25% payable on December 31, 2002. Subsequent to September 30, 2002, the Company agreed with Mr. Cameron to extend the due date on notes payable to him until December 31, 2003 in exchange for an extension fee of 2%. These extended notes total $2,873,691, including accrued interest and extension fees, and bear interest at 10.25% per annum. Also subsequent to September 30, 2002, the Company agreed with the other note holder to extend the due date of his convertible promissory notes until December 31, 2003. These convertible promissory notes total $2,681,415, including accrued interest, bear interest at 10.25% per annum and are convertible into common stock at $3.00 per share at the note holder's option.

The Company signed agreements effective in January 2001 with an application services provider to license, support and run software to process medical bills submitted to the Company's Healthcare Exchange. The agreements are for 66 months. The application service provider required payment of an initial base license fee of $250,000, which is being amortized over 66 months, and start-up costs, including data center set up, training and implementation fees of approximately $145,000, which were expensed. The agreements require monthly minimum payments, currently of approximately $35,000, and additional fees, that are transaction based, if volumes exceed levels included in the monthly minimums.

The Company's Healthcare Exchange development efforts will require substantial funds prior to generating sufficient revenues to fund operations and repay debt. However, based on the steps the Company has taken to refocus its operations and obtain additional financing, the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern, and that this plan will enable the Company to continue as a going concern through at least the end of fiscal 2003. The Company believes that it has raised additional funds to finance its operations through fiscal 2003. However, the Company must successfully implement its business plan and there can be no assurance that the plan will be successfully implemented. If unsuccessful, the Company may be required to reduce the development efforts or its Healthcare Exchange or be forced into seeking protection under federal bankruptcy laws. As a result, the report of independent auditors on the Company's June 30, 2002 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The following table represents the debt requirements pertaining to contractual obligations of the Company over the next five years:

---------------------------------------------------------------------------------------------------------------------------
Contractual Obligations                                                  Payments Due by Period
---------------------------------------------------------------------------------------------------------------------------
                                                    Total         Less than 1      1-3 years       4-5 years      After 5
                                                                      year                                         years
---------------------------------------------------------------------------------------------------------------------------

Notes payable to stockholder                  $   2,831,529      $   2,831,529   $           -   $           -  $       -

Convertible notes payable to stockholder          2,423,823          2,423,823               -               -          -

Convertible note payable to third party           1,000,000          1,000,000               -               -          -

Operating  leases -  facilities - payable to
stockholder                                         222,722            147,753          74,969               -          -

Operating leases - equipment                        145,455             44,847          90,481          10,127          -

Application services provider                     1,483,922            404,706       1,079,216               -          -

----------------------------------------------------------------------------------------------------------------------------
Total contractual cash obligations            $   8,107,451      $   6,852,658   $   1,244,666   $      10,127  $       -
----------------------------------------------------------------------------------------------------------------------------

PART I   FINANCIAL INFORMATION
Item 3   Quantitative and Qualitative Disclosures About Market Risk

The Company has notes payable in the aggregate amount of $6,255,352 as of September 30, 2002 payable to two stockholders of the Company and another lender. The notes bear interest at 8% to 10.25% per annum and are due from July 25, 2003 to December 31, 2003, or earlier if other funding is obtained. The Company does not believe that any change in interest rates will have a material impact on the Company during fiscal 2003. Further, the Company has no foreign operations and therefore is not subject to foreign currency fluctuations.

Item 4.  Disclosure Controls and Procedures

Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in this Form 10-Q.

There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Item 5.  Pre-approval on Non-audit Services

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for disclosing non-audit services to be performed by the Company's external auditors, Ernst & Young LLP, that have been pre-approved by the audit committee, Non-audit services are defined by law as services other than those provided in connection with an audit of the financial statements of the company. During the quarterly period covered by this filing, the audit committee has approved the following non-audit services: consultation on accounting standards or transactions; review of quarterly financial statements for fiscal 2003; and preparation of fiscal 2002 and fiscal 2003 federal and state tax returns. The nature of the above services is considered by the Company to be audit-related services that are closely related to the financial statement audit process.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
None

Item 2.  Changes in Securities and Use of Proceeds
(c)

(1) On July 26, 2002 the Company received short-term unsecured financing in the form of a convertible note of $1,000,000 from an Accredited Investor. The convertible note bears interest at 8% and is payable at the earlier of July 25, 2003 or when the Company, in a private placement of Common Stock, raises $8,000,000. All or a portion of the convertible note may be converted into shares of common stock at the lower of $1.00 per share, or, if within 12 months the Company sells additional shares in a financing at a price less than $1.00 per share, at that lower price. As additional consideration for the convertible note, the Company issued three warrants. The Company issued to the lender one warrant to purchase 100,000 shares of common stock. The lender received a second warrant to purchase 100,000 shares of common stock that may only be exercisable if the Company does not repay the convertible note within 180 days of the agreement. The lender received a third warrant to purchase 100,000 shares of common stock that may be exercisable if the Company does not repay the convertible note within one year of the agreement. Each of the warrants has an exercise price of $1.00 or, if within 12 months the Company sells additional shares in a financing at a price less than $1.00 per share, at that lower price. When, and if, exercisable the lender may exercise these warrants through July 26, 2009. The issuance of the convertible note was exempt from registration pursuant to Regulation D.

(2) During the month of October 2002, the Company sold 4,125,000 shares of its common stock at a purchase price of $1.00 per share to Accredited Investors. Net cash proceeds from the offering were $3,884,567. In connection with the private placement, the Company engaged Stonegate Securities, Inc. as placement agent who received a placement fee of 6% on the gross proceeds received from the sale of common stock placed by them and a five year warrant to purchase 10% of the common stock placed by them at $1.00 per share. The placement of the common stock was exempt from registration pursuant to Regulation D.

(3) During the period between January 9, 2002 and March 28, 2002, the Company sold 1,232,585 shares of its common stock at a purchase price of $2.25 per share to Accredited Investors. Pursuant to the terms of the private placement, in the event that the Company sold shares of common stock, or securities exercisable or convertible into common stock, at a price less than $2.25 per share within one year from the final closing, the Company would issue additional shares to these investors in an amount such that the overall purchase price will be equal to the lower, subsequent sales price. As previously disclosed, during October 2002, the Company completed a private placement of 4,125,000 shares of its common stock at $1.00 per share. As a result of the subsequent private placement at $1.00 per share, the Company issued 1,540,729 additional shares to the investors of the March 2002 private placement. Included in such total was 277,778 shares issued the Company's Chairman of the Board who initially purchased 222,222 shares of common stock in the March 2002 private placement. The placement of the common stock was exempt from registration pursuant to Regulation D.

Item 3.  Defaults Upon Senior Securities
None

Item 4.  Submission of Matters to a Vote of Security Holders
None

Item 5.  Other Information
None

Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibit   99.1   Certification   Pursuant   to  Section  906  of  the
           Sarbanes-Oxley Act.

     (b) Reports on Form 8-K None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                                          (Registrant)


Dated:         November 14, 2002          /S/ JEFFREY S. MCCORMICK
                                          -------------------------------------
                                          Jeffrey S. McCormick
                                          Chief Executive Officer




                                          /S/ JAMES W. CAMERON, JR.
                                          -------------------------------------
                                          James W. Cameron, Jr.
                                          Chairman of the Board and Chief
                                          Financial Officer

Section 302 Certification

I, Jeff McCormick, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Alternative Technology Resources, Inc. ("Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report; 4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                         /S/ JEFF MCCORMICK
                                                -----------------------
                                                Jeff McCormick,
                                                Chief Executive Officer

I, James W. Cameron, Jr. certify that:

1. I have reviewed this quarterly report on Form 10-Q of Alternative Technology Resources, Inc. ("Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report; 4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                       /S/ JAMES W. CAMERON, JR.
                                              -------------------------
                                              James W. Cameron, Jr.,
                                              Chief Financial Officer

                                                                    Exhibit 99.1

                                  CERTIFICATION
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
             (SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF
                          TITLE 18,UNITED STATES CODE)

Pursuant to section 906 of the  Sarbanes-Oxley  Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of Alternative Technology Resources, Inc., a Delaware corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the quarter ended September 30, 2002 as filed with the Securities and Exchange Commission (the " Form10-Q") that, to the best of their knowledge,:

     (1) the Form10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: November 14, 2002                        /S/ JEFF MCCORMICK
                                                -----------------------------
                                                Jeff McCormick,
                                                Chief Executive Officer



Dated: November 14, 2002                         /S/ JAMES W. CAMERON, JR.
                                                 ----------------------------
                                                 James W. Cameron, Jr.,
                                                 Chief Financial Officer