Form 10-Q
period 2002-12-31
ALTERNATIVE TECHNOLOGY RESOURCES INC
filed 2003-02-14
CIK 885520

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q



         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 2002

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

Number of shares of common stock outstanding as of January 31, 2003, 66,768,441

PART I.  FINANCIAL INFORMATION
Item 1.           Financial Statements


                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                            Condensed Balance Sheets
                                   (Unaudited)


                                                                                          December 31,                June 30,
                                       Assets                                                 2002                      2002
                                       ------
                                                                                      ----------------------    --------------------
Current assets:
  Cash and cash equivalents                                                           $       2,415,962         $         402,291
  Trade accounts receivable                                                                      27,020                     3,602
  Prepaid maintenance and service fees                                                           61,681                         -
  Prepaid expenses, and other current assets                                                    189,078                    81,223
                                                                                      ----------------------    --------------------
Total current assets                                                                          2,693,741                   487,116
                                                                                      ----------------------    --------------------


Property and equipment:
  Equipment and software                                                                        842,345                   788,192
  Accumulated depreciation and amortization                                                    (428,573)                 (297,987)
                                                                                      ----------------------    --------------------

  Property and equipment, net                                                                   413,772                   490,205
                                                                                      ----------------------    --------------------


Prepaid license and service fees                                                                171,143                   211,498
Other non-current assets                                                                          5,907                    14,490
                                                                                      ----------------------    --------------------


                                                                                      $       3,284,563         $       1,203,309
                                                                                      ======================    ====================


                   Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Payable to Healthcare Exchange participants                                         $         908,440         $         409,738
  Trade accounts payable                                                                        241,856                   438,460
  Accrued payroll and related expenses                                                          249,840                   274,777
  Accrued preferred stock dividends                                                             283,195                   283,195
  Accounts payable and accrued interest payable to stockholders                                 858,432                   797,232
  Notes payable to stockholder                                                                2,873,694                 2,212,529
  Convertible notes payable to stockholder                                                    2,445,288                 2,423,823
  Convertible notes payable to third party                                                      343,841                         -
  Accrued interest payable to third party                                                        34,849                         -
  Other current liabilities                                                                     275,451                   254,469
                                                                                      ----------------------    --------------------

Total current liabilities                                                                     8,514,886                 7,094,223
                                                                                      ----------------------    --------------------


Commitments and contingencies

Stockholders' equity (deficit):
  Convertible preferred stock, $6.00 par value - 1,200,000 shares authorized none issued and outstanding at December 31, 2002 and June 30, 2002, 204,167 shares
     Designated Series D, none issued and outstanding at December 31, 2002 and
June 30, 2002
  Common stock, $0.01 par value - 100,000,000 shares authorized; 66,758,529 shares issued and outstanding at December 31, 2002
     (60,968,213 at June 30, 2002)                                                              667,585                   609,682
  Additional paid-in capital                                                                 58,065,656                52,862,283
  Accumulated deficit                                                                       (63,963,564)              (59,362,879)
                                                                                      ----------------------    --------------------

Total stockholders' equity (deficit)                                                         (5,230,323)               (5,890,914)
                                                                                      ----------------------    --------------------


                                                                                      $       3,284,563         $       1,203,309
                                                                                      ======================    ====================
See accompanying notes to condensed financial statements.


PART I.  FINANCIAL INFORMATION
Item 1.           Financial Statements

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                     Three Months Ended                 Six Months Ended
                                                                         December 31,                     December 31,
                                                                    2002              2001             2002              2001
Healthcare exchange
    Revenue                                                    $     877,993      $   253,876    $  1,654,553       $    362,094
    Costs                                                           (642,387)        (350,213)     (1,186,089)          (575,001)
                                                               -------------- --- -------------  --------------     --------------

Gross profit (loss)                                                  235,606          (96,337)        468,464           (212,907)

Selling, marketing and product development costs                  (1,507,974)      (1,546,462)     (2,905,279)        (3,051,657)

General and administrative expenses                                 (945,417)        (600,045)     (1,454,433)        (1,105,879)
                                                               -------------- --- -------------  --------------     --------------


Loss from operations                                              (2,217,785)      (2,242,844)     (3,891,248)        (4,370,443)

Other income (expense)
    Interest income                                                    7,832            7,646           8,262             40,779
    Interest expense to third party                                 (301,375)               -        (378,690)                 -
    Interest expense to stockholders and directors                  (202,552)        (113,010)       (339,010)          (252,527)
                                                               -------------- --- -------------  --------------     --------------

Total other income (expense)                                        (496,095)        (105,364)       (709,438)          (211,748)
                                                               -------------- --- -------------  --------------     --------------


Net loss                                                       $  (2,713,880)     $(2,348,208)   $ (4,600,686)      $ (4,582,191)
                                                               ==============     =============  ==============     ==============



Basic and diluted net loss per share                           $      (0.04)      $     (0.04)    $      (0.07)      $      (0.08)
                                                               ==============     =============    ==============     ==============


Shares used in per share calculations                             66,053,573       59,421,866        63,534,944         59,411,863
                                                               ==============     =============    ==============     ==============



See accompanying notes to condensed financial statements.

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                        Six Months Ended
                                                                                          December 31,
                                                                                2002                        2001
                                                                       ------------------------     ----------------------


Net cash used in operating activities                                  $       (2,630,454)          $    (4,264,080)
                                                                       ------------------------     ----------------------


Cash flows used in investing activities:
    Purchases of property and equipment                                           (54,153)                 (220,131)
    Maturities of short-term investments                                                -                 1,354,159
                                                                       ------------------------     ----------------------

Net cash provided (used) by investing activities                                  (54,153)                1,134,028
                                                                       ------------------------     ----------------------


Cash flows from financing activities:
    Proceeds from sale of common stock                                          3,872,067                         -
    Proceeds from exercise of options and warrants                                 19,211                    24,628
    Proceeds from notes payable to stockholders                                         -                   313,902
    Proceeds from notes payable                                                 1,000,000                         -
    Payments on notes payable to stockholders                                    (193,000)                        -
                                                                       ------------------------     ----------------------
Net cash provided by financing activities                                       4,698,278                   338,530
                                                                       ------------------------     ----------------------



Net increase (decrease) in cash and cash equivalents                            2,013,671                (2,791,522)
Cash and cash equivalents at beginning of period                                  402,291                 3,159,017
                                                                       ------------------------     ----------------------


Cash and cash equivalents at end of period                             $        2,415,962           $       367,495
                                                                       ========================     ======================




See accompanying notes to condensed financial statements.

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                     Notes to Condensed Financial Statements
                                December 31, 2002
                                   (Unaudited)

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

In the opinion of management, the unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the Company's financial position at December 31, 2002 and June 30, 2002, results of operations for the three and six months ended December 31, 2002 and 2001, and cash flows for the three and six months ended December 31, 2002 and 2001. The results for the period ended December 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2003.

The Company has incurred operating losses since inception, which have resulted in an accumulated deficit of $63,963,564 at December 31, 2002. Based on the steps the Company has taken to refocus its operations and obtain additional financing, the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern, and that this plan will enable the Company to continue as a going concern, at least through the end of fiscal year 2003. The Company engaged a placement agent to assist in the sale of shares of the Company's common stock in a private placement. During October 2002, the Company received gross proceeds of $4,125,000 through the sale of 4,125,000 shares pursuant to this offering. Cash proceeds net of offering costs were $3,872,067. In addition, the due dates of Notes Payable to Stockholder and Convertible Notes Payable to Stockholder were extended from December 31, 2002 to December 31, 2003. [See Part I Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"]

There can be no assurance that this plan will be successfully implemented, and if not successfully implemented the Company may be required to reduce the development efforts of its Healthcare Exchange or be forced into seeking protection under federal bankruptcy laws. As a result, the report of independent auditors on the Company's June 30, 2002 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 2 - Financing Arrangements

On July 26, 2002, the Company received cash of $1,000,000 in exchange for issuance of a convertible note (the "Note"). The Note bears interest at 8% and is payable at the earliest of July 25, 2003 or when the Company raises an additional $8,000,000 through debt or equity financing. Pursuant to the original terms of the Note, all or a portion of the Note may be converted into shares of common stock at the lower of $2.25 per share (the initial subscription per share price of the Private Placement completed in March 2002) or $1.00 per share (the subscription price of the stock sold in the Private Placement during October
2002); or if the Company sells shares of its common stock, or issues options, warrants or other securities convertible into shares of its common stock before March 29, 2003 at a price less than the conversion price of $1.00, then the conversion price will be equal to the per share price of Common Stock subsequently sold by the Company, (excluding common stock that may be (i) issued in connection with a merger, (ii) issued as a dividend, (iii) issued upon the exercise of options subsequently issued after the closing to employees of or consultants to the Company, or (iv) issued upon the exercise of existing options, warrants or other convertible securities).

In consideration for the loan the Company issued three warrants. Each warrant provides for the purchase of 100,000 shares of the Company's common stock at an exercise price equal to the $1.00 subscription per share price of the October 2002 Private Placement, or if further shares are offered at a lower price per share, then at that price. The First Warrant was issued on July 26, 2002 is exercisable at any time on or before the expiration date. The Second Warrant issued may only be exercisable if the Company does not repay the Note within 180 days from the issuance of the Note. The Third Warrant issued may only be exercisable if the Company does not repay the Note within one year from the issuance of the Note. When, and if, exercisable the lender may exercise these warrants through July 26, 2009.

In connection with the issuance of the Note and First Warrant, the Company estimated the fair value of the First Warrant to be $198,000 using the Black-Scholes model. In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable
Conversion Ratios," and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company has recognized $281,211 and $343,841 through interest expense for the three and six month periods respectively, ending December 31, 2002 for a portion of the fair value of the First Warrant and a portion of the beneficial conversion feature of the Note, which was estimated to be in total $802,000. The Company will record additional amounts totaling $656,159 through interest expense until July 26, 2003 for the remaining fair value of the First Warrant and the beneficial conversion feature of the Note recorded at the initial transaction date, and in accordance with EITF 00-27, the additional beneficial conversion feature recorded in the quarter ending December 31, 2002 of $624,222 relating to the reset of the conversion price of the Note from $2.25 to $1.00 per share.

The Company engaged a placement agent to assist in the sale of shares of the Company's common stock in a private placement. During October 2002, the Company received gross proceeds of $4,125,000 through the sale of 4,125,000 shares pursuant to this offering. Cash proceeds net of offering costs were $3,872,067.

In connection with the October Private Placement, the Company paid the placement agent a placement fee of 6% of the gross proceeds raised by them and a five year warrant to purchase 10% of the Common Stock placed by them at an exercise price of $1.00 per share. In addition, the Company paid a finder's fee to one individual of $12,500 and issued a warrant to purchase 30,000 shares of common stock at $1.00 per share.

Resulting from the closing of the October 2002 Private Placement of Common Stock, 1,540,729 additional shares were issued to investors who purchased shares of common stock in the January 2002 private placement based on the October 2002 Private Placement price of $1.00 per share. A compensation expense of $347,222 was recorded for the additional shares issued to the Company's Chairman and Chief Financial Officer.

On November 1, 2002, the Company agreed with Company's Chairman and Chief Financial Officer to extend the due date on notes payable to him until December 31, 2003 in exchange for an extension fee of 2%. These extended notes total $2,873,691, including accrued interest and extension fees, and bear interest at 10.25% per annum. Also on November 1, 2002, the Company agreed with the other note holder to extend the due date of his convertible promissory notes until December 31, 2003. These convertible promissory notes total $2,681,415, including accrued interest, bear interest at 10.25% per annum and are convertible into common stock at $3.00 per share at the note holder's option.

As a result of the Company's July 2002 bridge financing in which the Company granted warrants equal to 30% of the loan at an exercise price of $1.00 per share, the Company granted to the investors of the January 2002 and October 2002 Private Placements warrants to purchase 30% of their respective investment at an exercise price of $1.00 per share. Mr. Cameron, as a participant in the private placement, received a warrant to purchase 150,000 shares of common stock at an exercise price of $1.00 per share, which was greater than the fair value of the common stock at the warrant issuance date.

During the quarter end December 31, 2002, the facilities lease agreement between the Company and the Company's Chairman and Chief Financial Officer was modified to reflect an annual base rent of $120, until further notice from lessor in his sole and absolute discretion, to return the rent to its previous level. To recognize the estimated market rate of this transaction, a monthly expense of $11,424 is recognized through rent expense and other capital contributions.

Note 3 - Comprehensive Loss

Total comprehensive loss for the three months ended December 3, 2002 and 2001 was $2,713,880, and $2,348,208, and $4,600,686 and $4,582,169 for the six months ended December 31, 2002 and 2001 respectively. Other comprehensive income (loss) represents the net change in unrealized gains (losses) on available-for-sale securities.

Note 4 - Net Loss Per Share

Loss per share amounts for all periods have been presented in accordance with Statement of Financial Accounting Standards Board No. 128, "Earnings per Share."

As the Company has reported net losses in all periods presented, basic and diluted loss per share have been calculated on the basis of net loss applicable to common stockholders divided by the weighted average number of common stock shares outstanding without giving effect to outstanding options, warrants, and convertible securities whose effects are anti-dilutive. For the three and six months ended December 31, 2002 and 2001 there were stock options, stock warrants, and convertible notes payable outstanding, which could potentially dilute earnings per share in the future but were not included in the computation of diluted loss per share as their effect was anti-dilutive in the periods presented.

Note 5 - Subsequent Events

Subsequent to December 31, 2002, in consideration of the contributions to the Company the Board of Directors approved the issuance of a non-qualified option grant to Mr. Jeffrey S. McCormick, Chief Executive Officer, to purchase up to 4,000,000 shares of common stock at the exercise price of $1.25 per share. The effective date of the option grant is November 7, 2002. The option grant is to vest over a four year period, commencing with the vesting of the first 1,000,000 shares of common stock on January 31, 2003. Thereafter, the option to purchase additional 1,000,000 shares of the common stock shall vest on January 31 of each year through 2006.

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

The Company is currently recruiting medical doctors, medical groups, hospitals and other health care practitioners (collectively, "Providers") in twenty-seven markets in seventeen states to offer their services through the Healthcare Exchange to those who purchase or facilitate the purchase of healthcare services ("Purchasers").

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

Financial Condition

Cash and cash equivalents increased $2,013,671 since June 30, 2002 attributable to cash proceeds of $3,872,067 received in the October 2002 Private Placement partially offset by cash used in operations of $2,630,454 during the six months ended December 31, 2002. At December 31, 2002, substantially all of ATR's cash was invested in money market accounts.

Because the Company is emphasizing the development of the Healthcare Exchange, the results of operation for the six months ended December 31, 2002 may not be indicative of results of operations for the year ended June 30, 2003.

Results of Operation

Healthcare Exchange

Healthcare Exchange Revenue. The Company began operations with a limited number of Providers in the quarter ending June 30, 2001. Providers submit bills to ATR, who reprices the bills to the rate set by the Providers, including adding a transaction-processing fee, and then routes them to Purchasers or their intermediaries. ATR receives payments from Purchasers on behalf of Providers, and then remits payments to Providers. The Company recognizes revenue for the transaction-processing fee when earned and the Company has substantially completed all of its obligations under the contract. During the three and six month periods ending December 31, 2002, $877,993 and $1,654,553 of revenue was recognized, respectively, as compared to $253,876 and $362,094 for the three and six month periods ending December 31, 2001. The increase is primarily the result of an increase in the number of healthcare providers contracted with the Healthcare Exchange.

Healthcare Exchange Costs. Healthcare Exchange costs are the direct costs related to the processing of the bills submitted by Providers and payments received from Purchasers. These costs include the salary and other wage and benefit costs of the Healthcare Exchange operations staff and the operating cost of the application services provider. The costs for the three and six month periods ending December 31, 2002 were $642,387 and $1,186,089, respectively, in comparison to $350,213 and $575,001 for the three and six month periods ending December 31, 2001. As of December 31, 2002, there were 36 operations staff members responsible for the processing of bills submitted by Providers and payments received from Purchasers, compared to 17 operations staff members as of December 31, 2001.

Selling, Marketing and Product Development Costs

In October 1999, the Company began incurring costs to develop its Healthcare Exchange. Costs incurred are primarily the salary, other wage and benefit costs of ATR's employees and other operational costs associated with recruiting the network of healthcare Providers. The costs for the three and six month periods ending December 31, 2002 were $1,507,974 and $2,905,279, respectively, in comparison to $1,546,462 and $3,051,657 for the three and six month periods ending December 31, 2001. Costs for the three and six month periods were relatively unchanged.

General and Administrative Expenses

General and administrative expenses were $945,417 and $1,454,433 for the three and six month periods ended December 31, 2002, in comparison to $600,045 and $1,105,879 for the three and six month periods ending December 31, 2001. The increase was the result of compensation expense of $347,222 recorded during the second quarter ended December 31, 2002 for additional shares issued to the Company's Chairman and Chief Financial Officer resulting from the price adjustment to the January 2002 Private Placement of Common Stock, in which Mr. Cameron was an investor. The adjustment was based on the closing price of the October 2002 Private Placement of Common Stock of $1.00 per share.

Other Income (Expense)

Interest Income. Interest income is related to the short-term investment of cash balances, primarily in money market accounts. The change in the three month period is not significant, and the decrease for the six month period is the result of reduced cash balances at December 31, 2002 as compared to the same period in fiscal 2001.

Interest Expense to Third Party. Interest expense to third party of $301,375 and $378,690, for the three and six month periods ending December 30, 2002, resulted primarily from the fair value of a warrant issued in connection with a convertible note and the beneficial conversion feature of the convertible note to third party, which were recognized through interest expense, and the interest accrued on the note. No interest expense to third party was recognized during the same period in the prior fiscal year.

Interest Expense to Stockholders and Directors. Interest expense of $202,552 and $339,010 was recognized for the three and six month periods ending December 31, 2002 in comparison to $113,010 and $252,527 for the three and six month periods ending December 31, 2001. This increase resulted primarily from the extension of stockholder notes as of November 1, 2002, which included a 2% refinance fee.

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

Liquidity and Capital Resources

For the six month period ending December 31, 2002, the Company earned revenues of $1,654,553 but incurred a net loss of $4,600,686. Until the Company can generate sufficient revenue to finance its operations, the Company will have to seek other financing. Traditionally, the Company has used a combination of equity and debt financing and revenue generated to fund operations but has incurred operating losses since its inception, which has resulted in an accumulated deficit of $63,963,564 at December 31, 2002. The Company had negative working capital at December 31, 2002 of $5,821,145.

During October 2002 the Company sold 4,125,000 shares of its common stock at a purchase price of $1.00 per share. The shares of common stock issued in the private placement are restricted securities. Net proceeds from the offering were

$3,872,067. In connection with the private placement, the Company engaged Stonegate Securities, Inc. as placement agent who received a placement fee of 6% on the gross proceeds received from the sale of common stock placed by them and a five year warrant to purchase 10% of the common stock placed by them at $1.00 per share. The placement of the common stock was exempt from registration pursuant to Regulation D.

On July 26, 2002 Company received short-term unsecured financing in the form of a convertible note of $1,000,000 from a lender. This note bears interest at 8% and is payable at the earliest of July 25, 2003 or when the Company, raises $8,000,000 through debt or equity financing. All or a portion of the convertible note may be converted into shares of common stock at the lower of $1.00 per share, the subscription per share price of the October 2002 Private Placement of Common Stock, or if further shares are offered at a price less than the per share price of $1.00, then the conversion price will be equal to the per share price subsequently offered by the Company. In consideration for the loan the Company issued three warrants. The Company issued to the lender one warrant to purchase 100,000 shares of common stock. The lender received a second warrant to purchase 100,000 shares of common stock that may only be exercisable if the Company does not repay the convertible note within 180 days of the agreement. The lender received a third warrant to purchase 100,000 shares of common stock that may be exercisable if the Company does not repay the convertible note within one year of the agreement. Each of the warrants has an exercise price of $1.00, the subscription per share price of the October 2002 Private Placement of Common Stock, or if further shares are offered at a lower price per share at that price. When, and if, exercisable the lender may exercise these warrants through July 26, 2009.

In connection with the issuance of the Note and First Warrant, the Company estimated the fair value of the First Warrant to be $198,000 using the Black-Scholes model. In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable
Conversion Ratios," and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company has recognized $281,211 and $343,841 through interest expense for the three and six month periods respectively, ending December 31, 2002 for a portion of the fair value of the First Warrant and a portion of the beneficial conversion feature of the Note, which was estimated to be in total $802,000. The Company will record additional amounts totaling $656,159 through interest expense until July 26, 2003 for the remaining fair value of the First Warrant and the beneficial conversion feature of the Note recorded at the initial transaction date, and in accordance with EITF 00-27, the additional beneficial conversion feature recorded in the quarter ending December 31, 2002 of $624,222 relating to the reset of the conversion price of the Note from $2.25 to $1.00 per share.

During the period between January 9, 2002 and March 28, 2002, the Company sold 1,232,585 shares of its common stock at a purchase price of $2.25 per share. The shares of common stock issued in the private placement are restricted securities. Further pursuant to the private placement, it was agreed that in the event that within one year from the final closing the Company sells shares of common stock, or securities exercisable or convertible into common stock, at a price less than $2.25 per share, the Company would issue additional shares to these investors in an amount such that the overall purchase price will be equal to the lower, subsequent sales price. The forgoing shall exclude common stock that may be issued in connection with a merger, as a dividend, pursuant to the exercise of outstanding options, warrants and other convertible securities and pursuant to options subsequently issued to employees. Net proceeds from the offering were $2,742,519. The proceeds from the private placement were used to fund operations and repay debt. The Company's Chairman and Chief Financial Officer purchased 222,222 shares of the Company's common stock in the private placement. Because the purchase price of such stock was less than the public trading price on the date of purchase, the Company recorded compensation expense of $138,583 during fiscal year 2002. Resulting from the closing of the October 2002 Private Placement of Common Stock, 1,540,729 additional shares were issued to these investors based on the October 2002 Private Placement price of $1.00 per share. Compensation expense recorded during the second quarter ended December 31, 2002, for the additional shares issued to the Company's Chairman and Chief Financial Officer was $347,222.

As of June 30, 2002, the Company had received short-term, unsecured financing to fund its operations in the form of notes payable of $4,636,352, from Mr. Cameron and another stockholder. These notes bear interest at 10.25%. During the three month period ending September 30, 2002, Mr. Cameron loaned the Company an additional $619,000 bearing interest at 10.25% payable on December 31, 2002. On November 1, 2002, the Company agreed with Mr. Cameron to extend the due date on notes payable to him until December 31, 2003 in exchange for an extension fee of 2%. These extended notes total $2,873,691, including accrued interest and extension fees, and bear interest at 10.25% per annum. Also on November 1, 2002, the Company agreed with the other note holder to extend the due date of his convertible promissory notes until December 31, 2003. These convertible promissory notes total $2,681,415, including accrued interest, bear interest at 10.25% per annum and are convertible into common stock at $3.00 per share at the note holder's option.

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

The following table represents the debt requirements pertaining to contractual obligations of the Company over the next five years:


---------------------------------------------------------------------------------------------------------------------------
Contractual Obligations                                                  Payments Due by Period
---------------------------------------------------------------------------------------------------------------------------
                                                     Total         Less than 1      1-3 years       4-5 years      After 5
                                                                      year                                         years
--------------------------------------------- ------------------ --------------- --------------- -------------- ------------

Notes payable to stockholder                  $   2,873,691      $   2,873,691   $           -   $           -  $       -

Convertible notes payable to stockholder          2,681,415          2,681,415               -               -          -

Convertible note payable to third party           1,000,000          1,000,000               -               -          -

Operating  leases -  facilities - payable to
stockholder                                             130                120              10               -          -

Operating leases - equipment                        123,945             45,408          72,483           6,054          -

Application services provider                     1,416,471            404,706       1,011,765               -          -

--------------------------------------------- ------------------ --------------- --------------- -------------- ------------
Total contractual cash obligations            $   8,095,652      $   7,005,340   $   1,084,258   $       6,054  $       -
--------------------------------------------- ------------------ --------------- --------------- -------------- ------------


During the quarter ending December 31, 2002, the facilities lease agreement between the Company and the Company's Chairman and Chief Financial Officer was modified to reflect an annual base rent of $120, until further notice from lessor in his sole and absolute discretion to return the rent to its previous level. To recognize the estimated market rate for this transaction a monthly expense of $11,424 is recognized through rent expense and other capital contributions.

PART I   FINANCIAL INFORMATION
Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company has notes payable in the aggregate amount of $6,318,982 as of December 31, 2002 payable to two stockholders of the Company and another lender. The notes bear interest at 8% to 10.25% per annum and are due from July 25, 2003 to December 31, 2003, or earlier if other funding is obtained. The Company does not believe that any change in interest rates will have a material impact on the Company during fiscal 2003. Further, the Company has no foreign operations and therefore is not subject to foreign currency fluctuations.

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

Item 5.  Pre-approval on Non-audit Services

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for disclosing non-audit services to be performed by the Company's external auditors, Ernst & Young LLP, that have been pre-approved by the audit committee. Non-audit services are defined by law as services other than those provided in connection with an audit of the financial statements of the Company. During the quarterly period covered by this filing, the audit committee has approved the following non-audit services: assistance with the filing of the Company's registration statement on Form S-1 and related amendments. The nature of the above services is considered by the Company to be audit-related services that are closely related to the financial statement audit process.

PART II. OTHER INFORMATION

Item 1 Legal Proceedings
None

Item 2 Changes in Securities and Use of Proceeds
(c)

(1) On July 26, 2002 the Company received short-term unsecured financing in the form of a convertible note of $1,000,000 from an Accredited Investor. The convertible note bears interest at 8% and is payable at the earlier of July 25, 2003 or when the Company, raises $8,000,000 in debt or equity financing. All or a portion of the convertible note may be converted into shares of common stock at the lower of $1.00 per share, or, if within 12 months the Company sells additional shares in a financing at a price less than $1.00 per share, at that lower price. In consideration for the loan the Company issued three warrants. The Company issued to the lender one warrant to purchase 100,000 shares of common stock. The lender received a second warrant to purchase 100,000 shares of common stock that may only be exercisable if the Company does not repay the convertible note within 180 days of the agreement. The lender received a third warrant to purchase 100,000 shares of common stock that may be exercisable if the Company does not repay the convertible note within one year of the agreement. Each of the warrants has an exercise price of $1.00, the subscription per share price of the October 2002 Private Placement of Common Stock, or if further shares are offered at a lower price per share at that price. When, and if, exercisable the lender may exercise these warrants through July 26, 2009. The issuance of the convertible note was exempt from registration pursuant to Regulation D.

(2) During October 2002, the Company sold 4,125,000 shares of its common stock at a purchase price of $1.00 per share to Accredited Investors. Net cash proceeds from the offering were $3,872,067. In connection with the private placement, the Company engaged Stonegate Securities, Inc. as placement agent who received a placement fee of 6% on the gross proceeds received from the sale of common stock placed by them and a five year warrant to purchase 10% of the common stock placed by them at $1.00 per share. In addition, we paid a finder's fee in connection with the October 2002 Private Placement in an amount of $12,500 and a warrant to purchase 30,000 shares of common stock at an exercise price of $1.00 per share. Further, as a result of our July 2002 bridge financing in which we granted warrants equal to 30% of the loan at an exercise price of $1.00 per share, we granted to the investors of the October 2002 and January 2002 Private Placements warrants to purchase 30% of their respective investment, or an aggregate of 2,069,494 shares of common stock, at an exercise price of $1.00 per share. The placement of the common stock and warrants was exempt from registration pursuant to Regulation D.

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

(4) Subsequent to December 31, 2002, in consideration of the contributions to the Company the Board of Directors in a Unanimous Written Consent approved the issuance of a non-qualified option grant to Mr. Jeffrey S. McCormick, Chief Executive Officer, to purchase up to 4,000,000 shares of common stock at the exercise price of $1.25 per share. The effective date of the Option Grant is November 7, 2002. The option grant is to vest over a four year period, commencing with the vesting of the first 1,000,000 shares of the common stock on January 31, 2003. Thereafter, the option to purchase additional 1,000,000 shares of the option stock shall vest on January 31 of each year through 2006.

Item 3 Defaults Upon Senior Securities
None

Item 4 Submission of Matters to a Vote of Security Holders


An annual meeting of stockholders was held November 19, 2002, at the Company's offices in Sacramento, California. The stockholders voted on and approved the following matters:

1. The election of James W. Cameron, Jr., Edward L. Lammerding, and Jeffrey S McCormick as directors of the Company: 58,220,003 shares were received in favor of Mr. Cameron, 6,747 shares were withheld; 58,220,003 shares were received in favor of Mr. Lammerding, 6,747 shares were withheld; and 58,220,003 shares were received in favor of Mr. McCormick, 6,747 shares were withheld.

2. The adoption of the Alternative Technology Resources 2002 Stock Option Plan; 55,973,895 for the approval and 2,252,855 withheld.

Item 5 Other Information
None

Item 6 Exhibits and Reports on Form 8-K

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


                                         ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                                         (Registrant)


Dated:    February 14, 2003


                                         /S/ JEFFREY S. MCCORMICK
                                         ------------------------------------
                                         Jeffrey S. McCormick
                                         Chief Executive Officer




                                         /S/ JAMES W. CAMERON, JR.
                                         ------------------------------------
                                         James W. Cameron, Jr.
                                         Chairman of the Board and
                                         Chief Financial Officer

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

Date:  February 14, 2003

                                 /S/ JEFFREY S. MCCORMICK
                                 --------------------------------------------
                                 Jeffrey s. McCormick, Chief Executive Officer

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

Date: February  14,  2003

                                /S/ JAMES W. CAMERON, JR.
                                ---------------------------------------
                                James W. Cameron, Jr., Chief Financial Officer