Form 10-Q
period 2003-03-31
ALTERNATIVE TECHNOLOGY RESOURCES INC
filed 2003-05-15
CIK 885520

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q



     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2003

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

                     33 Jewell Court, Portsmouth, N.H. 03801
                  (Former address if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]     No [  ]
                                      -------     -------

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).     Yes [ ]    No [X]
                                                ------     ------

Number of shares of common stock outstanding as of April 30, 2003, 66,903,043

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                            Condensed Balance Sheets
                                   (Unaudited)

                                                                                            March 31,                 June 30,
                                       Assets                                                 2003                      2002
                                       ------                                         ----------------------    --------------------
Current assets:
  Cash and cash equivalents                                                           $       1,173,455         $         402,291
  Trade accounts receivable                                                                      16,457                     3,602
  Prepaid maintenance and service fees                                                           33,213                         -
  Prepaid expenses and other current assets                                                     136,632                    81,223
                                                                                      ----------------------    --------------------
Total current assets                                                                          1,359,757                   487,116
                                                                                      ----------------------    --------------------

Property and equipment:
  Equipment and software                                                                        858,240                   788,192
  Accumulated depreciation and amortization                                                    (489,749)                 (297,987)
                                                                                      ----------------------    --------------------
  Property and equipment, net                                                                   368,491                   490,205
                                                                                      ----------------------    --------------------

Prepaid license and service fees                                                                160,841                   211,498
Other non-current assets                                                                          1,615                    14,490
                                                                                      ----------------------    --------------------

                                                                                      $       1,890,704         $       1,203,309
                                                                                      ======================    ====================

                   Liabilities and Stockholders' Equity (Deficit)
                   ----------------------------------------------
Current liabilities:
  Payable to Healthcare Exchange participants                                         $         663,905         $         409,738
  Trade accounts payable                                                                        334,824                   438,460
  Accrued payroll and related expenses                                                          216,989                   274,777
  Accrued preferred stock dividends                                                             283,195                   283,195
  Accounts payable and accrued interest payable to stockholders                                 983,013                   797,232
  Notes payable to stockholder                                                                2,873,694                 2,212,529
  Convertible notes payable to stockholder                                                    2,445,288                 2,423,823
  Convertible notes payable to third party                                                      587,719                         -
  Accrued interest payable to third party                                                        54,575                         -
  Other current liabilities                                                                     239,499                   254,469
                                                                                      ----------------------    --------------------
Total current liabilities                                                                     8,682,701                 7,094,223
                                                                                      ----------------------    --------------------

Commitments and contingencies

Stockholders' equity (deficit):
  Convertible preferred stock, $6.00 par value - 1,200,000 shares authorized none issued and outstanding at March 31, 2003 and June 30, 2002, 204,167 shares designated Series D, none issued and outstanding at
      March 31, 2003 and June 30, 2002
  Common stock, $0.01 par value - 100,000,000 shares authorized; 66,844,709 issued and outstanding at March 31, 2003
     (60,968,213 at June 30, 2002)                                                              668,447                   609,682
  Additional paid-in capital                                                                 58,106,995                52,862,283
  Accumulated deficit                                                                       (65,567,439)              (59,362,879)
                                                                                      ----------------------    --------------------
Total stockholders' equity (deficit)                                                         (6,719,997)               (5,890,914)
                                                                                      ----------------------    --------------------

                                                                                      $       1,890,704         $       1,203,309
                                                                                      ======================    ====================
See accompanying notes to condensed financial statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                        Three Months Ended                 Nine Months Ended
                                                                            March 31,                           March 31,
                                                                    2003              2002               2003              2002
Healthcare exchange
    Revenue                                                    $     829,011      $   430,308      $  2,483,565       $    792,402
    Costs                                                           (597,562)        (401,529)       (1,783,652)          (976,530)
                                                               --------------     -------------    --------------     --------------
Gross profit (loss)                                                  231,449           28,779           699,913           (184,128)

Selling, marketing and product development costs                    (822,523)      (1,852,186)       (3,727,803)        (4,903,843)

General and administrative expenses                                 (546,603)        (673,076)       (2,001,035)        (1,778,955)
                                                               --------------     -------------    --------------     --------------

Loss from operations                                              (1,137,677)      (2,496,483)       (5,028,925)        (6,866,926)

Other income (expense)
    Interest income                                                    2,640              744            10,902             41,523
    Interest expense to third party                                 (319,604)               -          (698,294)                 -
    Interest expense to stockholders and directors                  (149,233)        (111,673)         (488,243)          (364,200)
                                                               --------------     -------------    --------------     --------------
Total other income (expense)                                        (466,197)        (110,929)       (1,175,635)          (322,677)
                                                               --------------     -------------    --------------     --------------

Net loss                                                       $  (1,603,874)     $(2,607,412)     $ (6,204,560)      $ (7,189,603)
                                                               ==============     =============    ==============     ==============


Basic and diluted net loss per share                           $       (0.02)      $    (0.04)    $       (0.10)      $      (0.12)
                                                               ==============     =============    ==============     ==============

Shares used in per share calculations                             66,789,339       61,261,644        64,603,997         60,019,455
                                                               ==============     =============    ==============     ==============


See accompanying notes to condensed financial statements.


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                       Nine Months Ended
                                                                                           March 31,
                                                                                2003                        2002
                                                                       ------------------------     ----------------------

Net cash used in operating activities                                  $       (4,483,193)          $    (6,138,409)
                                                                       ------------------------     ----------------------

Cash flows used in investing activities:
    Purchases of property and equipment                                           (70,048)                 (244,589)
    Maturities of short-term investments                                                -                 1,354,159
                                                                       ------------------------     ----------------------
Net cash provided (used) by investing activities                                  (70,048)                1,109,570
                                                                       ------------------------     ----------------------

Cash flows from financing activities:
    Proceeds from sale of common stock                                          3,872,056                 2,743,787
    Proceeds from exercise of options and warrants                                 26,349                   238,277
    Proceeds from notes payable to stockholders                                   619,000                   428,902
    Proceeds from convertible notes payable to third party
    and warrants                                                                1,000,000                         -
    Payments on notes payable to stockholders                                    (193,000)                        -
                                                                       ------------------------     ----------------------
Net cash provided by financing activities                                       5,324,405                 3,410,966
                                                                       ------------------------     ----------------------


Net increase (decrease) in cash and cash equivalents                              771,164                (1,617,873)
Cash and cash equivalents at beginning of period                                  402,291                 3,159,017
                                                                       ------------------------     ----------------------

Cash and cash equivalents at end of period                             $        1,173,455           $     1,541,144
                                                                       ========================     ======================



See accompanying notes to condensed financial statements.


                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                     Notes to Condensed Financial Statements
                                 March 31, 2003
                                   (Unaudited)

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

In the opinion of management, the unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the Company's financial position at March 31, 2003 and June 30, 2002, results of operations for the three and nine months ended March 31, 2003 and 2002, and cash flows for the three and nine months ended March 31, 2003 and 2002. The results for the period ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2003.

The Company has incurred operating losses since inception, which have resulted in an accumulated deficit of $65,567,439 at March 31, 2003. Based on the steps the Company has taken to refocus its operations and obtain additional financing, the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern, and that this plan will enable the Company to continue as a going concern, at least through the end of fiscal year 2003. The Company engaged a placement agent to assist in the sale of shares of the Company's common stock in a private placement. During October 2002, the Company received gross proceeds of $4,125,000 through the sale of 4,125,000 shares pursuant to this offering. Cash proceeds net of offering costs were $3,872,056. In addition, the due dates of Notes Payable to Stockholder and Convertible Notes Payable to Stockholder were extended from December 31, 2002 to December 31, 2003. [See Part I Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"]

There can be no assurance that this plan will be successfully implemented, and if not successfully implemented the Company may be required to reduce the development efforts of its Healthcare Exchange or be forced into seeking protection under federal bankruptcy laws. As a result, the report of independent auditors on the Company's June 30, 2002 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

In consideration for the loan the Company issued three warrants on July 26, 2002. Each warrant provides for the purchase of 100,000 shares of the Company's common stock at an exercise price equal to the $1.00 subscription per share price of the October 2002 Private Placement, or if further shares are offered at a lower price per share, then at that price. The First and Second Warrants became exercisable on July 26, 2002 and January 26, 2003, respectively, and are exercisable before the expiration date. The Third Warrant issued may only be exercisable if the Company does not repay the Note within one year from the issuance of the Note. When, and if, exercisable the lender may exercise these warrants through July 26, 2009.

In connection with the issuance of the Note and the First and Second Warrants, the Company estimated the aggregate fair value of the First and Second Warrants to be $254,000 using the Black-Scholes model. In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company has recognized $299,878 and $643,719 through interest expense for the three and nine month periods respectively, ending March 31, 2003 for a portion of the fair value of the First and Second Warrants and a portion of the beneficial conversion feature of the Note, which was estimated to be in total $802,000. The Company will record additional amounts totaling $412,281 through interest expense until July 26, 2003 for the remaining fair value of the First and Second Warrants and the beneficial conversion feature of the Note recorded at the initial transaction date, and in accordance with EITF 00-27, the additional beneficial conversion feature recorded in the quarter ending December 31, 2002 of $624,222 relating to the reset of the conversion price of the Note from $2.25 to $1.00 per share.

The Company engaged a placement agent to assist in the sale of shares of the Company's common stock in a private placement. During October 2002, the Company received gross proceeds of $4,125,000 through the sale of 4,125,000 shares pursuant to this offering. Cash proceeds net of offering costs were $3,872,056. In connection with the October Private Placement, the Company paid the placement agent a placement fee of 6% of the gross proceeds raised by them and a five year warrant to purchase 10% of the Common Stock placed by them at an exercise price of $1.00 per share. In addition, the Company paid a finder's fee to one individual of $12,500 and issued a warrant to purchase 30,000 shares of common stock at $1.00 per share.

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

On November 1, 2002, the Company agreed with Company's Chairman and Chief Financial Officer to extend the due date on notes payable to him until December 31, 2003 in exchange for an extension fee of 2%. These extended notes total $2,873,694, including accrued interest and extension fees, and bear interest at 10.25% per annum. Also on November 1, 2002, the Company agreed with the other note holder to extend the due date of his convertible promissory notes until December 31, 2003. These convertible promissory notes total $2,445,288, including accrued interest, bear interest at 10.25% per annum and are convertible into common stock at $3.00 per share at the note holder's option.

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

During the quarter ended December 31, 2002, the facilities lease agreement between the Company and the Company's Chairman and Chief Financial Officer was modified to reflect an annual base rent of $120 until further notice from lessor, in his sole and absolute discretion, to return the rent to its previous level. To recognize the estimated market rate of this transaction, a monthly expense of $11,424 is recognized through rent expense and other capital contributions.

Note 3 - Comprehensive Loss

Total comprehensive loss for the three months ended March 31, 2003 and 2002 was $1,603,874, and $2,607,412, and $6,204,560 and $7,189,581 for the nine months ended March 31, 2003 and 2002 respectively. Other comprehensive income (loss) represents the net change in unrealized gains (losses) on available-for-sale securities.

Note 4 - Net Loss Per Share

As the Company has reported net losses in all periods presented, basic and diluted loss per share have been calculated on the basis of net loss applicable to common stockholders divided by the weighted average number of common stock shares outstanding without giving effect to outstanding options, warrants, and convertible securities whose effects are anti-dilutive. For the three and nine months ended March 31, 2003 and 2002 there were stock options, stock warrants, and convertible notes payable outstanding, which could potentially dilute earnings per share in the future but were not included in the computation of diluted loss per share as their effect was anti-dilutive in the periods presented.

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price or fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provision of Statement of
Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based-Compensation" to stock-based compensation.

                                                                     Three Months Ended                   Nine Months Ended
                                                                         March 31,                          March 31,
                                                                    2003              2002               2003              2002

Net loss, as reported                                          $  (1,603,874)     $(2,607,412)     $ (6,204,560)      $ (7,189,603)

Add:  Stock-based employee compensation expense included
in reported net loss                                                       -          135,583           347,222            135,583

Deduct:  Total stock-based employee compensation expense
determined under fair value based method for all awards
                                                                  (1,439,418)      (1,300,520)       (4,356,226)        (3,581,681)
                                                               --------------     -------------    --------------     --------------


Pro forma net loss                                             $  (3,043,292)     $(3,772,349)     $ 10,213,564)      $ 10,635,701)
                                                               ==============     =============    ==============     ==============

Loss per share:
  Basic and diluted - as reported                              $       (0.02)     $     (0.04)     $       (0.10)     $      (0.12)
                                                               ==============     =============    ==============     ==============
  Basic and diluted - pro forma                                $       (0.05)     $     (0.06)     $       (0.16)     $      (0.18)
                                                               ==============     =============    ==============     ==============


Option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Note 5 - Stock Option Grant

On January 25, 2003, the Board of Directors approved the issuance of a non-qualified option grant to Mr. Jeffrey S. McCormick, Chief Executive Officer, to purchase up to 4,000,000 shares of common stock at the exercise price of $1.25 per share. The effective date of the option grant is November 7, 2002. The option grant is to vest over a four year period, commencing with the vesting of the first 1,000,000 shares of common stock on January 31, 2003. Thereafter, the option to purchase additional 1,000,000 shares of common stock shall vest on January 31 of each year through 2006. No compensation expense was recorded in connection with this option grant as the exercise price was greater than the fair value of the common stock at the option grant date.

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

The Company is currently recruiting medical doctors, medical groups, hospitals and other health care practitioners (collectively, "Providers") in twenty-three markets in sixteen states to offer their services through the Healthcare Exchange to those who purchase or facilitate the purchase of healthcare services ("Purchasers").

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

Financial Condition

Cash and cash equivalents increased $771,164 since June 30, 2002 attributable to cash proceeds from financing activities of $5,324,405 received in October 2002 Private Placement and proceeds from notes payable, partially offset by cash used in operations of $4,483,193 during the nine months ended March 31, 2003. At March 31, 2003, substantially all of ATR's cash was invested in money market accounts.

Because the Company is emphasizing the development of the Healthcare Exchange, the results of operation for the nine months ended March 31, 2003 may not be indicative of results of operations for the year ended June 30, 2003.

Results of Operation

Healthcare Exchange

Healthcare Exchange Revenue. The Company began operations with a limited number of Providers in the quarter ending June 30, 2001. Providers submit bills to ATR, who reprices the bills to the rate set by the Providers, including adding a transaction-processing fee, and then routes them to Purchasers or their intermediaries. ATR receives payments from Purchasers on behalf of Providers, and then remits payments to Providers. The Company recognizes revenue for the transaction-processing fee when earned and the Company has substantially completed all of its obligations under the contract. During the three and nine month periods ending March 31, 2003, $829,011 and $2,483,565 of revenue was recognized, respectively, as compared to $430,308 and $792,402 for the three and nine month periods ending March 31, 2002. The increase is primarily the result of an increase in the number of healthcare providers contracted with the Healthcare Exchange.

Healthcare Exchange Costs. Healthcare Exchange costs are the direct costs related to the processing of the bills submitted by Providers and payments received from Purchasers. These costs include the salary and other wage and benefit costs of the Healthcare Exchange operations staff and the operating cost of the application services provider and other technology providers. The costs for the three and nine month periods ending March 31, 2003 were $597,562 and $1,783,652, respectively, in comparison to $401,529 and $976,530 for the three and nine month periods ending March 31, 2002. As of March 31, 2003, there were 32 operations staff members responsible for the processing of bills submitted by Providers and payments received from Purchasers, compared to 18 operations staff members as of March 31, 2002.

Selling, Marketing and Product Development Costs

In October 1999, the Company began incurring costs to develop its Healthcare Exchange. Costs incurred are primarily the salary, other wage and benefit costs of ATR's employees and other operational costs associated with recruiting the network of healthcare providers. The costs for the three and nine month periods ending March 31, 2003 were $822,523 and $3,727,803, respectively, in comparison to $1,852,186 and $4,903,843 for the three and nine month periods ending March 31, 2002. The decrease is the result of reduction of sales staff to 19 at March 31, 2003 from 48 at March 31, 2002.

General and Administrative Expenses

General and administrative expenses were $546,603 and $2,001,035 for the three and nine month periods ended March 31, 2003, in comparison to $673,076 and $1,778,955 for the three and nine month periods ending March 31, 2002. The decrease for the three month period ended March 31, 2003 in comparison to the same period ended March 31, 2002 was the result of the compensation expense of approximately $135,600 recorded during the three month period ended March 31, 2002 for the Company's Chairman and Chief Financial Officer's participation in the January 2002 Private Placement of Common Stock. No such expense was recorded for the three month period ended March 31, 2003. The increase for nine month period ended March 31, 2003 in comparison to the same period ended March 31 ,2002 was primarily the result of compensation expense of $347,222 recorded during the quarter ended December 31, 2002 for additional shares issued to the Company's Chairman and Chief Financial Officer resulting from the price adjustment to the January 2002 Private Placement of Common Stock, in which Mr. Cameron was an investor. The adjustment was based on the closing price of the October 2002 Private Placement of Common Stock of $1.00 per share.

Other Income (Expense)

Interest Income. Interest income is related to the short-term investment of cash balances, primarily in money market accounts. The change in the three month period is not significant, and the decrease for the nine month period is the result of reduced cash balances at March 31, 2003 as compared to the same period in fiscal 2002.

Interest Expense to Third Party. Interest expense to third party of $319,604 and $698,294, for the three and nine month periods ending March 31, 2003, resulted primarily from the fair value of warrants issued in connection with a convertible note and the beneficial conversion feature of the convertible note to third party, which were recognized through interest expense. No interest expense to third party was recognized during the same period in the prior fiscal year.

Interest Expense to Stockholders and Directors. Interest expense to stockholders and directors of $149,233 and $488,243 was recognized for the three and nine month periods ending March 31, 2003 in comparison to $111,673 and $364,200 for the three and nine month periods ending March 31, 2003. This increase resulted primarily from the extension of stockholder notes as of November 1, 2002, which included a 2% fee.

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

Liquidity and Capital Resources

For the nine month period ending March 31, 2003, the Company earned revenues of $2,483,565 but incurred a net loss of $6,204,560. Until the Company can generate sufficient revenue to finance its operations, the Company will have to seek other financing. Traditionally, the Company has used a combination of equity and debt financing and revenue generated to fund operations but has incurred operating losses since its inception, which has resulted in an accumulated deficit of $65,567,439 at March 31, 2003. The Company had cash and cash equivalents of $1,173,455 and negative working capital of 7,322,944 at March 31, 2003. Such negative working capital includes a $1,000,000 convertible promissory note due July 25, 2003.

During October 2002 the Company sold 4,125,000 shares of its common stock at a purchase price of $1.00 per share. The shares of common stock issued in the private placement are restricted securities. Net proceeds from the offering were $3,872,056. In connection with the private placement, the Company engaged Stonegate Securities, Inc. as placement agent who received a placement fee of 6% on the gross proceeds received from the sale of common stock placed by them and a five year warrant to purchase 10% of the common stock placed by them at $1.00 per share. The placement of the common stock was exempt from registration pursuant to Regulation D.

On July 26, 2002 Company received short-term unsecured financing in the form of a convertible note of $1,000,000 from a lender. This note bears interest at 8% and is payable at the earliest of July 25, 2003 or when the Company, raises $8,000,000 through debt or equity financing. All or a portion of the convertible note may be converted into shares of common stock at the lower of $1.00 per share, the subscription per share price of the October 2002 Private Placement of Common Stock, or if further shares are offered at a price less than the per share price of $1.00, then the conversion price will be equal to the per share price subsequently offered by the Company. In consideration for the loan the Company issued three warrants. The Company issued to the lender one warrant to purchase 100,000 shares of common stock. The lender received a second warrant to purchase 100,000 shares of common stock that became exercisable as the Company did not repay the convertible note within 180 days of the agreement. The lender received a third warrant to purchase 100,000 shares of common stock that may be exercisable if the Company does not repay the convertible note within one year of the agreement. Each of the warrants has an exercise price of $1.00, the subscription per share price of the October 2002 Private Placement of Common Stock, or if further shares are offered at a lower price per share at that price. When, and if, exercisable the lender may exercise these warrants through July 26, 2009.

In connection with the issuance of the Note and the First and Second Warrants, the Company estimated the aggregate fair value of the First and Second Warrants to be $254,000 using the Black-Scholes model. In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company has recognized $299,878 and $643,719 through interest expense for the three and nine month periods respectively, ending March 31, 2003 for a portion of the fair value of the First and Second Warrants and a portion of the beneficial conversion feature of the Note, which was estimated to be in total $802,000. The Company will record additional amounts totaling $412,281 through interest expense until July 26, 2003 for the remaining fair value of the First and Second Warrants and the beneficial conversion feature of the Note recorded at the initial transaction date, and in accordance with EITF 00-27, the additional beneficial conversion feature recorded in the quarter ending December 31, 2002 of $624,222 relating to the reset of the conversion price of the Note from $2.25 to $1.00 per share.

During the period between January 9, 2002 and March 28, 2002, the Company sold 1,232,585 shares of its common stock at a purchase price of $2.25 per share. The shares of common stock issued in the private placement are restricted securities. Further pursuant to the private placement, it was agreed that in the event that within one year from the final closing the Company sells shares of common stock, or securities exercisable or convertible into common stock, at a price less than $2.25 per share, the Company would issue additional shares to these investors in an amount such that the overall purchase price will be equal to the lower, subsequent sales price. The forgoing shall exclude common stock that may be issued in connection with a merger, as a dividend, pursuant to the exercise of outstanding options, warrants and other convertible securities and pursuant to options subsequently issued to employees. Net proceeds from the offering were $2,742,519. The proceeds from the private placement were used to fund operations and repay debt. The Company's Chairman and Chief Financial Officer purchased 222,222 shares of the Company's common stock in the private placement. Because the purchase price of such stock was less than the public trading price on the date of purchase, the Company recorded compensation expense of $138,583 during fiscal year 2002. Resulting from the closing of the October 2002 Private Placement of Common Stock, 1,540,729 additional shares were issued to these investors based on the October 2002 Private Placement price of $1.00 per share. Compensation expense recorded during the quarter ended December 31, 2002, for the additional shares issued to the Company's Chairman and Chief Financial Officer was $347,222.

As of June 30, 2002, the Company had received short-term, unsecured financing to fund its operations in the form of notes payable of $4,636,352, from Mr. Cameron and another stockholder. These notes bear interest at 10.25%. During the three month period ending September 30, 2002, Mr. Cameron loaned the Company an additional $619,000 bearing interest at 10.25% payable on December 31, 2002. On November 1, 2002, the Company agreed with Mr. Cameron to extend the due date on notes payable to him until December 31, 2003 in exchange for an extension fee of 2%. These extended notes total $2,873,694, including accrued interest and extension fees, and bear interest at 10.25% per annum. Also on November 1, 2002, the Company agreed with the other note holder to extend the due date of his convertible promissory notes until December 31, 2003. These convertible promissory notes total $2,445,288, including accrued interest, bear interest at 10.25% per annum and are convertible into common stock at $3.00 per share at the note holder's option.

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

The Company's Healthcare Exchange development efforts will require substantial funds prior to generating sufficient revenues to fund operations and repay debt. Based on the steps the Company has taken to refocus its operations and obtain additional financing, the Company believes that it has developed a viable plan to address the Company's ability to continue as a going concern, and that this plan will enable the Company to continue as a going concern through at least the end of fiscal 2003. Although during the nine months ended March 31, 2003, the Company earned gross profit, it continues to recognize net loss, (and expects to recognize net loss in the near future until the Company's business plan is successfully implemented.) No assurance can be given that the Company's business plan will be successfully implemented. Further, if the Company continues to recognize losses, it will be required to raise additional capital for its operations. If the Company is unsuccessful in implementing its business plan or, if required, raising additional capital, the Company may be required to reduce the development efforts of its Healthcare Exchange or be forced into seeking protection under federal bankruptcy laws. As a result, the report of independent auditors on the Company's June 30, 2002 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The following table represents the debt requirements pertaining to contractual obligations of the Company over the next five years:


--------------------------------------------- ------------------------------------------------------------------------------
Contractual Obligations                                                  Payments Due by Period
--------------------------------------------- ------------------------------------------------------------------------------
                                                    Total         Less than 1      1-3 years       4-5 years      After 5
                                                                      year                                         years
--------------------------------------------- ------------------ --------------- --------------- -------------- ------------

Notes payable to stockholder                  $   2,873,694      $   2,873,694   $           -   $           -  $       -

Convertible notes payable to stockholder          2,445,288          2,445,288               -               -          -

Convertible note payable to third party           1,000,000          1,000,000               -               -          -

Operating  leases -  facilities - payable to
stockholder                                             360                120             240               -          -

Operating leases - equipment                        130,279             49,178          73,103           7,998          -

Application services provider                     1,989,141            619,992       1,369,149               -          -

--------------------------------------------- ------------------ --------------- --------------- -------------- ------------
Total contractual cash obligations            $   8,438,762      $   6,988,272   $   1,442,492   $       7,998  $       -
--------------------------------------------- ------------------ --------------- --------------- -------------- ------------


During the quarter ending December 31, 2002, the facilities lease agreement between the Company and the Company's Chairman and Chief Financial Officer was modified to reflect an annual base rent of $120 until further notice from lessor, in his sole and absolute discretion, to return the rent to its previous level. To recognize the estimated market rate for this transaction a monthly expense of $11,424 is recognized through rent expense and other capital contributions.

PART I   FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has notes payable in the aggregate amount of $6,318,982 as of March 31, 2003 payable to two stockholders of the Company and another lender. The notes bear interest at 8% to 10.25% per annum and are due from July 25, 2003 to December 31, 2003, or earlier if other funding is obtained. The Company does not believe that any change in interest rates will have a material impact on the Company during fiscal 2003. Further, the Company has no foreign operations and therefore is not subject to foreign currency fluctuations.

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

PART II. OTHER INFORMATION

Item 1 Legal Proceedings
None

Item 2 Changes in Securities and Use of Proceeds

On January 25, 2003, in consideration of the contributions to the Company the Board of Directors in a Unanimous Written Consent approved the issuance of a non-qualified option grant to Mr. Jeffrey S. McCormick, Chief Executive Officer, to purchase up to 4,000,000 shares of common stock at the exercise price of $1.25 per share. The effective date of the Option Grant is November 7, 2002. The option grant is to vest over a four year period, commencing with the vesting of the first 1,000,000 shares of the common stock on January 31, 2003. Thereafter, the option to purchase additional 1,000,000 shares of the option stock shall vest on January 31 of each year through 2006.

Item 3 Defaults Upon Senior Securities
None

Item 4 Submission of Matters to a Vote of Security Holders
None

Item 5 Other Information

Pre-approval of Non-audit Services. In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for disclosing non-audit services to be performed by the Company's external auditors, Ernst & Young LLP, that have been pre-approved by the audit committee. Non-audit services are defined by law as services other than those provided in connection with an audit of the financial statements of the Company. During the quarterly period covered by this filing, the audit committee approved the following non-audit services: assistance with the filing of the Company's registration statement on Form S-8. The nature of the above services is considered by the Company to be audit-related services that are closely related to the financial statement audit process.


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


Dated: May 15, 2003


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

Date: May 15, 2003
                                   /S/ JEFFREY S. MCCORMICK
                                   ------------------------
                                   Jeffrey S. McCormick, Chief Executive Officer

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

Date: May 15, 2003
                                  /S/ JAMES W. CAMERON, JR.
                                  -------------------------
                                  James W. Cameron, Jr., Chief Financial Officer