Form 10-K
period 2003-06-30
ALTERNATIVE TECHNOLOGY RESOURCES INC
filed 2003-10-03
CIK 885520

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
     (Mark One)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2003

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to ____

                         Commission file number 0-20468

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
               (Exact name of issuer as specified in its charter)

          DELAWARE                                           68-0195770
  (State or other jurisdiction                              (IRS Employer
of incorporation or organization                          Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant based upon the average bid and asked price reported on the OTC-Bulletin Board on December 31, 2002, of $0.70 per share, was $16,955,128.

Number of shares of Common Stock outstanding at September 19, 2003: 72,476,014

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders are incorporated by reference in Part III. The Proxy Statement will be filed within 120 days of the Company's fiscal year end.

                      Exhibit index is located on page 50.

                                TABLE OF CONTENTS


PART I                                                               PAGE NUMBER

ITEM 1   Business..............................................................3
ITEM 2   Description of Property..............................................13
ITEM 3   Legal Proceedings....................................................13
ITEM 4   Submission of Matters to a Vote of Security Holders..................13

PART II

ITEM 5   Market for Common Equity and Related Stockholder Matters.............14
ITEM 6   Selected Financial Data..............................................16
ITEM 7   Management's Discussion and Analysis of Financial Condition and
         Results of Operation.................................................16
ITEM 7A  Quantitative and Qualitative Disclosures About Market Risk...........24
ITEM 8   Financial Statements and Supplementary Data..........................25
ITEM 9   Changes in and Disagreements with Accountants on Accounting and
         Disclosure...........................................................49
ITEM 9A  Controls and Procedures..............................................49

PART III
ITEM 10  Directors and Executive Officers of the Company......................49
ITEM 11  Executive Compensation...............................................49
ITEM 12  Security Ownership of Certain Beneficial Owners and Management.......49
ITEM 13  Certain Relationships and Related Transactions.......................49
ITEM 14  Principal Accountant Fees and Services...............................49
ITEM 15  Exhibits, Financial Statements Schedules, and Reports on Forms 8-K...50

                                     PART I

     With the exception of historical facts stated herein, the matters discussed in this Form 10-K are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operations of Alternative Technology Resources, Inc., projected costs and expenses related to the operations of the Company, liquidity, capital resources, and availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially are discussed under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Readers of this Form 10-K are cautioned not to put undue reliance on "forward looking" statements, which, by their nature, are not reliable indicators of future performance. We disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events or otherwise.

     As used in this  report,  the  terms  "we,"  "us,"  "our",  "ATR,"  and the
"Company"  mean  Alternative   Technology  Resources,   Inc.,  unless  otherwise
indicated.

Item 1.  Business

GENERAL

     We are engaged in the business of operating a Healthcare Exchange under the name "DoctorandPatientTM." The purpose of the Healthcare Exchange is to facilitate provider initiated discounts for all commercial lines of business in the healthcare industry. The Healthcare Exchange offers a direct conduit between medical doctors, medical groups, hospitals and other healthcare practitioners (collectively "Providers") and those who purchase or facilitate the purchase of healthcare services and/or their agents, such as Preferred Provider Organizations ("Purchasers"). The Healthcare Exchange is used in the absence of an existing agreement between the Provider and the Purchaser of healthcare services.

     Under the Healthcare Exchange program Providers submit claims to us, and we process and reprice the claims to the rate set by the Providers, including adding a transaction-processing fee. We then route the adjusted claims to Purchasers or their intermediaries. We receive payments from Purchasers on behalf of Providers, and then remit payments to Providers.

     During fiscal 2003, we experienced substantial loss in implementing and operating the Healthcare Exchange. As a result, we are revising our Healthcare Exchange program to provide for a direct pay program whereby Providers' claims will be sent to the Purchasers via our Healthcare Exchange and payment will be made directly to the Providers. We will then invoice the Providers a transaction fee for each claim processed and forwarded to the Purchaser.

     Our Healthcare Exchange began operations with a limited number of Providers and Purchasers in the quarter ending June 30, 2001. We continue to receive, process, and analyze operating data, and the results of our analysis will determine the amount and timing of remaining development related efforts.

     There are no geographic limitations to the recruitment of Providers. However, our primary recruitment efforts have been in 15 states and the District of Columbia.

     We have outsourced to multiple vendors portions of the development and operations of the information systems for the Healthcare Exchange. We contract with an application services provider to license, support and run software to process medical claims submitted to the Company's Healthcare Exchange. We also work with vendors to receive claims from Providers through electronic clearinghouses and to convert paper claims into electronic formats. We are evaluating other potential technology vendors as well.

     We do not provide healthcare services, but rather act as a neutral conduit between Providers and Purchasers including preferred provider organizations. We believe that our Healthcare Exchange provides both economic and administrative efficiencies to both Providers and Purchasers in the absence of a traditional health plan agreement.

RECENT DEVELOPMENTS

     During fiscal year 2003, we focused our attention on expanding our markets in order to try to increase our revenues. In line with our objectives, we hired a significant number of employees to promote the Healthcare Exchange. This rapid growth in employees placed a significant strain upon our financial resources without producing sufficient revenue to accommodate this growth. As a result, we had to take steps to reduce our expenses in an effort to improve our financial condition. Such steps included closing our headquarters located in Portsmouth, New Hampshire and relocating these functions to our office in Sacramento, California. In addition, we reduced the number of our employees from 98 as of December 31, 2002 to 27 by August 31, 2003.

     As we enter fiscal year 2004, we continue to face significant challenges with respect to revenue and cash shortages. As of September 26, 2003, our cash balance had declined to approximately $700,000, and in light of our prior losses and current stock price of our common stock, no assurance can be given that we will be able to raise additional funds for our operations, if necessary. We are taking a number of steps to address these challenges including further reductions in operating expenses and liabilities. In addition, our business strategy is to transition our existing Providers to our direct pay program where Providers will submit their claims to us, and we will process and reprice the claims to the rate set by Providers. After re-pricing, claims will be then sent to Purchasers or their intermediaries who will pay the Providers directly. Providers will be invoiced our transaction fee for each claim re-priced. We will recognize revenue when it is earned and collectibility is reasonably assured. Revenue is earned when we have completed claim re-pricing obligations under our service agreement with the Provider.

     We intend to launch our direct pay program during fiscal year 2004. Under this program, we will receive a fee for each claim that we process. In order to attract new Providers and increase the number of claims that we process, we have reduced our transaction fee which will require us to process a higher number of claims that we have not previously been able to obtain in order to generate sufficient revenue for our operations. This program is new and we are unsure whether it will be accepted by the healthcare industry or whether we will be able to attract a sufficient number of Providers in order to process the number of claims we will need to generate sufficient revenues to sustain our operations. If we are unable to successfully launch our direct pay program or gain the confidence of Provders, we may be required to further reduce our operation expenses or be forced into seeking protection under federal bankruptcy laws.

     On June 30, 2003, during a special meeting of the board of directors, the board accepted both Mr. James W. Cameron, Jr.'s resignation as chairman and chief financial officer, effective immediately, and that of Mr. Jeffrey McCormick's as chief executive officer, effective July 1, 2003. The board approved the appointments of Mr. Alan Baron and Mr. Mark W. Rieger as directors of the Company. The board also approved the appointment of Mr. Baron as chairman and Mr. Rieger as chief executive officer. Mr. Baron has served as general partner of Decameron Partners, LLP since 1991. Mr. Rieger has worked more than 17 years in healthcare administration. From 1990 - 2000 he was the Regional Service Line Administrator at Sutter Health Central, Sacramento. Sutter Health is one of the largest integrated healthcare systems in the U.S. today. In addition to having experience in hospital operations, he has experience in specialty services network development and managed care contracting. Since joining the Company in 2000, Mr. Rieger has served in both a sales and operations management role. Most recently he was the vice president of plan purchaser services. At the August 18, 2003 board of directors meeting the board appointed Mr. Rieger to be the chief financial officer in addition to his responsibilities as chief executive officer.

     On July 18, 2003, we signed the sixth addendum to our lease located in Sacramento, California, with Mr. James W. Cameron, Jr., an affiliate of the Company. Under the terms of the sixth addendum to our lease, Mr. Cameron forgave $559,220 in rent and interest on rent reported as accounts payable to stockholder in our financial statements. As consideration for forgiven unpaid rent and interest, we assigned excess furniture and equipment to Mr. Cameron. In addition, the sixth addendum reduced our office space from 7,523 square feet to 4,827 square feet, and our monthly rent is currently stipulated to be $3,794.

     On July 25, 2003, we amended our $1,000,000 convertible note due on July 25, 2003. Under the terms of the amendment, the convertible note was extended to the earlier of July 22, 2005 or when we receive $8,000,000 in debt or equity financing. In consideration, we agreed to convert all accrued and unpaid interest as of July 25, 2003 into 2,285,714 shares of our common stock at a rate of $0.035 per share and to secure the convertible note with our assets.

     On August 15, 2003, Mr. Cameron purchased 1,232 shares of our Series A Preferred Stock, $6.00 par value per share, at $1,000 per share for an aggregate sum of $1,232,000. In general, the Series A Preferred Stock provides for a dividend preference of $0.50 per share if and when declared by the board of directors and a liquidation preference of $6.00 per share. In addition, the shares of Series A Preferred Stock have no voting rights, except as required by law, and are not convertible into any other securities.

     On August 15, 2003, Mr. Cameron assigned to Mr. Baron all of his interest to the promissory notes payable by the Company in the aggregate principal amount of $2,873,694 along with $283,195 in accrued Series D Preferred Stock dividends owed by the Company. On September 18, 2003, Mr. Baron forgave all of the obligations owed by the Company under the promissory notes including the accrued and unpaid interest along with $283,195 in accrued Series D Preferred Stock dividends. In connection with this transaction, Mr. Cameron sold to certain accredited investors including Mr. Baron, an aggregate of 32,359,637 shares of our common stock at a price of $0.035 per share. In addition, Mr. Cameron gifted to several donees an aggregate of 490,000 shares of our common stock. As a result of these transactions, Mr. Cameron reduced his beneficial ownership in our common stock from approximately 57.8% to approximately 10.5% as of August 30, 2003.

     On August 15, 2003, Mr. Cameron, McCormick ATEK Investments LLC, an entity controlled by Mr. McCormick, and we agreed to cancel, without value, the option requiring Mr. Cameron to sell 6,000,000 shares of our common stock owned by Mr. Cameron to the McCormick ATEK Investment LLC at the purchase price of $3.625 per share. In addition, because of Mr. McCormick's July 1, 2003 resignation as our chief executive officer, his employment agreement with us has been terminated. As a result of the termination, Mr. McCormick's options to purchase 7,000,000 shares and 4,000,000 shares of our common stock granted in connection with his employment became fully vested and are exercisable pursuant to the terms of the respective option agreements.

     On September 19, 2003, we reached an agreement with The Negri Trust to convert $2,344,704 of the outstanding principal and all accrued and unpaid interest as of that date under convertible notes into 3,086,043 shares of our common stock.

     As of September 19, 2003, we have reduced our debt obligations outstanding as of June 30, 2003 by $6,060,813 as a result of the conversion of The Negri Trust convertible notes, the forgiveness of the promissory notes and other accrued liabilities by our chairman, Mr. Alan Baron, and the forgiveness of rent and interest on rent by Mr. Cameron.

HISTORY

     In August 1999, we identified what we believe to be a significant business opportunity in the healthcare industry and began developing a business model involving the establishment of the Healthcare Exchange under the name "DoctorandPatientTM." Prior to providing an exchange for healthcare services, we were in the business of recruiting, hiring and training foreign computer programmers and placing them with U.S. companies. During fiscal year 2001, we ceased our computer programmer operations to concentrate on our Healthcare Exchange.

OVERVIEW OF THE INDUSTRY

     According to the Healthcare Financing Administration, in 1999 healthcare in the United States was a $1.2 trillion dollar industry, up 5.6% from 1998 and comprising approximately 13% of gross domestic product. The industry is characterized by extremely complex decision-making, high fragmentation, high barriers to entry, rising costs and slow adoption and incorporation of many information technologies. The healthcare industry's poor rate of investment in technological innovation has created a system rampant with inefficiencies. According to the Health Data Directory, less than 39% of private sector billing claims (including commercial, indemnity, PPO and HMO claims) were automated in 1999. Even those that are automated often have processing delays because of a myriad of reasons, including improper coding of information, inaccurate data on patients and improper eligibility information. Waste in the acquisition, delivery and processing of billing and payment for health services has been widely reported and documented. We believe that there are gaps and inefficiencies in the purchasing process and in billing and claims processing systems creating a key business opportunity for the Healthcare Exchange.

     In its simplest form, healthcare can be described as the demand for services by individuals ("Patients") and the supply of services by Providers, which include licensed physicians, hospitals, surgery centers, and other allied health professionals. Providers often form groups or practice associations. Purchasers include Patients and various forms of third parties, such as insurance companies, Medicare, Medicaid and self-insured and/or self administered employers.

     In most instances, Patients are members of a health service purchasing group or pool sponsored in whole or in part by their employer. The members' benefits are described in the conditions of coverage document. Typically this includes the division of financial responsibility for various services, selection of Providers, use of specialists, required authorizations, exclusions and so on.

     Following an encounter with a patient (i.e. office visit or hospitalization), Providers document the services using a standard claim form. These claims are submitted to and reviewed by Purchasers and their managed care companies to first, verify a Patient's eligibility, then, if applicable, adjust the charges to the agreed upon fee schedule, and finally determine the patient's financial responsibility. Nearly all plans have provisions that reduce the patient's share of cost if they select a Provider that has agreed to the Purchaser's fee schedule.

     There are a large number of variations of the above Patient-Provider-Purchaser relationship--such as Health Maintenance Organizations (HMOs), Preferred Provider Organizations (PPOs), Point of Service Plans (POS), Medicare, and Medicaid--all of which involve some combination or redistribution of the functions described.

     In the absence of a health plan (uninsured) or if the plan design does not cover the service (under-insured), the Patient will pay the Provider directly. For as many as 41 million Americans today, this simple cash model is the only one possible for all or much of their care. In many cases, these individuals have the financial wherewithal to pay for many health services. However, in general, Providers lack a simple means to market a discount of their services to these Patients.

BUSINESS STRATEGY

     The purpose of the Healthcare Exchange is to utilize electronic commerce and other technologies to allow Providers, in the absence of an agreement with the Purchaser, to submit a discount for services. The Healthcare Exchange offers a direct and efficient conduit between Providers and Purchasers of healthcare services, their PPOs' and/or their agents. Under the current program Providers submit their healthcare claims to us, and we re-price these claims to the Provider's Healthcare Exchange rate, including adding a transaction-processing fee. We then route the adjusted claims to Purchasers or their intermediaries. We receive payments from Purchasers on behalf of Providers, and then remit payments, less our fee, to the Providers. Subsequent to fiscal year 2003, a direct pay program has been implemented wherein Providers submit their healthcare claims to us for re-pricing to the Healthcare Exchange rate. We then route the adjusted claims to Purchasers or their intermediaries, who will pay the Providers directly. Providers are then invoiced a transaction fee for each claim processed and forwarded to the Purchaser.

     We believe that the value proposition of the Healthcare Exchange for our direct pay program is significant. The transition to the direct pay program has been driven by the cost and complexity of receiving and processing payments from Purchasers on behalf of Providers. Our current program, whereby we would receive payments directly from the Purchasers and remit the payment, after deducting our fee, to the Providers created a tension between the Provider and us that interfered with efforts by our sales and marketing staff to recruit new Providers. By developing the direct pay program, we removed the Healthcare Exchange between the Purchaser's payments and the Provider, and allowed the Healthcare Exchange to act as a neutral conduit. We believe that the simplicity of the direct pay program will allow us to accelerate the growth in new
Providers. We also believe that the direct pay program will also reduce the barriers to marketing to large healthcare provider organizations. Under the direct pay program, our anticipated transaction fee will be less than our transaction fee for our current program. Therefore, we must substantially increase the number of claims that we process in order to generate sufficient revenues for our operations. We intend to initially market our direct pay program to our existing Providers by transitioning them from our current program to the direct pay program. If we are unable to successfully launch our direct pay program or gain the confidence of Providers, we may be required to further reduce our operating expenses and/or seek additional funds for our operations. As of September 26, 2003, our cash balance had declined to approximately $700,000, and in light of our prior losses and current stock price of our common stock, no assurance can be given that we will be able to raise additional funds, if necessary. If we are unable to raise additional funds, we may be forced into seeking protection under federal bankruptcy laws.

     In addition to the direct pay program, we will begin test marketing of a compliance program. The compliance program allows the Healthcare Exchange to re-price medical claims within an existing agreement between the Provider and the Purchaser. The compliance program could allow Providers to use the Healthcare Exchange for more of their claims. Our market with the direct pay program is limited to those claims for which there is no existing health plan agreement. Applying the efficiencies of the Healthcare Exchange to an existing health plan agreement can improve the Providers' ability to insure compliance with a health plan's fee schedule. More importantly, we believe that this compliance program could significantly increase the number of claims we process for Providers.

RELATIONSHIP TO THE PROVIDER

     We have developed the Healthcare Exchange for Providers (including Provider groups) to market their services to Purchasers more efficiently. To date there has been neither a simple means to offer a discount to a Purchaser in the absence of a health plan agreement, nor a rational alternative to certain health plan agreements. In the United States, there are approximately 750,000 medical doctors, 6,000 hospitals and 539,000 licensed ancillary Providers (such as chiropractors, optometrists, physical therapists and physician assistants) and suppliers (such as pharmacies, durable medical equipment suppliers, and transportation). We are currently marketing to and entering into contracts with

Providers. A transaction-processing fee will either be billed directly to the Providers or added to the discount offer sent to the Purchaser.

RELATIONSHIP TO PURCHASERS

     We have developed the Healthcare Exchange so that Purchasers can easily access discounts for the services of Providers with whom there is no existing discount agreement. We believe this will reduce costs and delays in the billing process allowing Purchasers to reduce their costs. Purchasers may contract with us in order to receive Providers' offered rates, and in order to lower their costs by receiving claims electronically and pre-priced. The goal of this system is to introduce additional cost certainty and to streamline the billing and payment process. A transaction-processing fee will be billed to the Providers, or charged to Purchasers or their intermediaries.

RELATIONSHIP TO INDIVIDUAL UNINSURED AND UNDER INSURED PURCHASERS

     In September 1999, we entered into an agreement with WebMD Corp. to develop a web-based portal through which individual uninsured and under-insured Patients can procure healthcare services. Currently both parties are reevaluating this agreement, given changed directions and priorities of each company. The agreement has not formally been modified or terminated, nor has either party proposed any specific changes. However, neither party is currently devoting any substantial resources to this project. (See Note 4 to Financial Statements.)

APPLICATION SERVICES PROVIDER

     We signed agreements effective in January 2001 with an application services provider to license, support and run software to process medical claims submitted to the Healthcare Exchange. The agreements are for a period of 66 months. They required payment of an initial base license fee of $250,000, which is being amortized over the estimated useful life of this arrangement, and start-up costs, including data center set up, training and implementation fees of approximately $145,000, which were expensed. The agreements require monthly minimum payments currently of about $35,000 and additional fees that are transaction based if volumes exceed levels included in the monthly minimums.

COMPETITION

     The Healthcare Exchange generally will endeavor to cooperate with certain established preferred provider organizations, health plans and other companies offering "discount plans" to potential Purchasers. However, such plans and companies may choose to compete against the Healthcare Exchange and its purchasers, providers and affiliated organizations. These industries are intensely competitive and rapidly evolving.

     Increased competition in the industry could result in price reductions, reduced gross margins or loss of market share, which could seriously harm our business and operating results. Our success depends on the ability to market the Healthcare Exchange to potential Providers and Purchasers and their agents. We believe that the principal competitive factors in this market are health and managed care expertise, data integration and transfer of technology, ability to persuade Providers and Purchasers to accept new technology and new models, customer service and support and product and service fees. Although, we currently believe that there is no direct competition for our Healthcare Exchange services, if we are successful, we expect that there will be new competitors offering similar services.

     As a new participant in the healthcare industry, our potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and significantly greater name recognition. In addition, many of our competitors have well-established relationships with our current and potential Purchasers and have extensive knowledge of the industry. Current and potential competitors have established or may establish strategic relationships among themselves or with third parties to increase the ability of their products and services to address Purchaser needs. These competitors may seek and obtain business method patents on portions of or all their operations, which could effectively preclude us from competing in spite of the efficiency of the Healthcare Exchange model. Also, other companies may implement a similar strategy. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

GOVERNMENT REGULATION

     Our operations are subject to various federal and state laws. We believe that our operations currently comply with such laws, but there can be no assurance that subsequent laws, or subsequent changes in current laws or legal interpretations, will not adversely affect our operations.

     The Health Insurance Portability and Accountability Act of 1996 (HIPAA) has initiated and will continue to initiate obligations previously unknown on the healthcare industry. HIPAA is designed to reduce the amount of administrative waste in the healthcare industry and to protect the privacy of patients' medical information. HIPAA establishes new requirements for the confidentiality of patient health information and standard formats for the secure transmission of healthcare data among healthcare providers and purchasers. HIPAA, among other things, will create federal criminal penalties for health plans, providers and claims clearinghouses that knowingly and improperly disclose information or obtain information under false pretenses. The regulations regarding the standard formats for the secure transmission of healthcare information became effective in October 2002, but may be extended to October 2003 if an extension is requested and a compliance plan is filed with Secretary of the Department of Health and Human Services.

     We were aware of and tried to incorporate HIPAA requirements or their timely adoption as its products and services were developed. We have filed a compliance plan and a request for extension to October 2003 to comply with the standard formats requirements. We are currently reviewing processes, systems or policies that may require modification, and we are working to implement appropriate changes to avoid any adverse impact on our ability to perform services in accordance with HIPAA standards. We are also communicating with significant third-party service providers to assess their readiness and the extent to which we will need to modify our agreements or relationships with them to comply with HIPAA standards.

     The regulations regarding privacy issues became effective in April 2003. We have taken all necessary measures to fully comply with the HIPAA privacy standards. We have provided training seminars to make certain all employees are familiar with and adhere to the regulations regarding privacy issues. The Company is not itself a covered entity (e.g. healthcare providers, clearing houses and insurance plans), however, it complies with the requirements of covered entities by being party to Business Associate Agreements with covered entities.

     The cost of this compliance effort is estimated to be less than $100,000. However, there can be no guarantee that the costs will not materially exceed this, or that changes in federal standards would require expending additional resources.

     The confidentiality of patient records and claims data and the circumstances under which records and data may be released or must be secured for inclusion in our databases may be subject to substantial regulation by state governments. These state laws govern both the disclosure and the use of confidential patient medical records. Although compliance with these laws currently is principally the responsibility of Providers and health plans, these regulations may be extended to cover the business and the claims data and other information that are included in our databases. If these laws are extended to cover our business, we may be required to expend additional resources in order to comply with these laws, including changes to our security practices, and may be exposed to greater liability in the event of failure to comply with these laws.

     The offering of health provider services is subject to extensive regulation under state laws. Under some state laws, regulators may take the position that a registration fee for Purchaser access to favorable fees from Providers requires meeting the requirements for licensing as a health plan or health insurer. In addition, to the extent that fees are paid by Providers, state regulators could assert that the Healthcare Exchange is a referral agency, which requires licensing under many state laws, or that Providers are paying prohibited referral fees, which could subject the Provider or us to civil or criminal penalties. In addition, our relationships with Purchasers may require licensing or certifications in some states. Also, although we do not currently anticipate entering the Medicare or state Medicaid markets, similar federal regulations could adversely impact the business. Because the e-commerce business is relatively new to the provider network industry, the impact of current or future regulations is difficult to anticipate.

     As we develop our business plan, compliance with or prohibitions by state regulations could delay or eliminate certain aspects of our business or force us to modify our business, which could have a material adverse impact on our business and prospects.

HUMAN RESOURCES

     On August 31, 2003, the Company had 27 employees, consisting of 18 employees located in Sacramento, and 9 employees in satellite offices in 5 states, including California.

INSURANCE

     Our annual coverage limits for general premises liability, professional liability and workers' compensation insurance policies are $3,000,000 for liability insurance policies and $1,000,000 for workers' compensation. We also have a $1,000,000 policy for errors and omissions insurance. Management believes such limits are adequate for our business; however, there can be no assurance that potential claims will not exceed the limits on these policies.

RISK FACTORS

     An investment in our common stock involves considerable risk. In addition to the other information contained in this annual report, you should carefully consider the following factors in evaluating an investment in our common stock. This annual report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such a difference includes those discussed below. Note that this is not an all-inclusive list of the risks to which we are subject.

OUR CURRENT OPERATIONS ARE NOT PROFITABLE AND WE HAVE A HISTORY OF SIGNIFICANT LOSSES.

     We have experienced losses since our inception. Our net loss applicable to common stockholders for fiscal years 2003 and 2002 was $7,650,181 and $9,815,906. There is no assurance we can develop our Healthcare Exchange into a profitable and sustainable business. Given these conditions, the report of independent auditors on our fiscal year 2003 financial statements includes an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

OUR DIRECT PAY PROGRAM MAY NOT BE COMMERCIALLY SUCCESSFUL.

     We launched our direct pay program during the first quarter of 2004. Under this program, we will receive a fee for each claim that we process. In order to attract new Providers and increase the number of claims that we process, we have reduced our transaction fee which will require us to process a higher number of claims that we have not previously been able to obtain in order to generate sufficient revenue for our operations. This program is new and we are unsure whether it will be accepted by the healthcare industry or whether we will be able to attract a sufficient number of Providers in order to process the number of claims we will need to generate sufficient revenues to sustain our operations. If we are unable to successfully launch our direct pay program or gain the confidence of Providers, we may be required to further reduce our operating expenses and/or seek additional funds for our operations. As of September 26, 2003, our cash balance had declined to approximately $700,000, and in light of our prior losses and current stock price of our common stock, no assurance can be given that we will be able to raise additional funds, if necessary. If we are unable to raise additional funds, we may be forced into seeking protection under federal bankruptcy laws.

WE MAY NEED ADDITIONAL FINANCING.

     If our direct pay program is not successful, we may need additional financing for our operations. Historically, we have relied on the private placements of our common stock to finance our operations. In light of our prior losses and current stock price of our common stock, no assurance can be giving that we will be able to raise additional funds for our operations, if necessary. If we do not receive additional financing, we will have to significantly reduce our operations or be forced into seeking protection under federal bankruptcy laws.

OUR GROWTH DEPENDS ON INDUSTRY ACCEPTANCE OF OUR HEALTHCARE PRODUCTS AND
SERVICES.

     The time, expense and effort of securing Purchasers and Providers may exceed our expectations and may negatively impact our business and operating results. The decision by our customers to use the Healthcare Exchange requires time intensive education as to the advantages of our services. The failure of industry participants to accept our services as a replacement for traditional methods of operations could limit our revenue growth. We, therefore, will devote significant resources and incur costs without any assurance that sufficient medical providers or Purchasers will use our services. In the event that Purchasers do not use our services, we may have incurred substantial costs that cannot be recovered and which will not result in future revenues.

OUR FUTURE REVENUE GROWTH DEPENDS UPON OUR ESTABLISHMENT AND MAINTENANCE OF SUCCESSFUL RELATIONSHIPS WITH PROVIDERS AND STRATEGIC VENDORS IN ORDER TO ATTRACT PURCHASERS TO OUR PRODUCTS AND SERVICES.

     We believe that our future revenue growth depends in part upon the successful creation and maintenance of relationships with Providers, Purchasers and strategic vendors. To date we have established relationships with a small number of the Providers in the relevant markets. In order to successfully attract Purchasers, we may need to have a large number of relationships with Providers with both specialty and geographic diversity. We may not be able to adequately develop relationships with the number of Providers necessary to achieve this type of coverage and our existing relationships with Providers may not be ultimately successful. If we are unable to establish and maintain successful relationships with Providers or strategic vendors, we may have to devote substantially more resources to the sales and marketing of our products and services.

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

OUR ABILITY TO COMPLY WITH THE HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996 (HIPAA) COULD HARM OUR BUSINESS AND OPERATING RESULTS.

     The Health Insurance Portability and Accountability Act of 1996 (HIPAA) has initiated and will continue to initiate obligations previously unknown on the healthcare industry. HIPAA is designed to reduce the amount of administrative waste in the healthcare industry and to protect the privacy of patients' medical information. HIPAA establishes new requirements for the confidentiality of patient health information and standard formats for the secure transmission of healthcare data among healthcare providers and purchasers. HIPAA, among other things, will create federal criminal penalties for health plans, providers and claims clearinghouses that knowingly and improperly disclose information or obtain information under false pretenses. The regulations regarding the standard formats for the secure transmission of healthcare information became effective in October 2002, but may be extended to October 2003 if an extension is requested and a compliance plan is filed with Secretary of the Department of Health and Human Services.

     We were aware of and tried to incorporate HIPAA requirements or their timely adoption as its products and services were developed. We have filed a compliance plan and a request for extension to October 2003 to comply with the standard formats requirements. We are currently reviewing processes, systems or policies that may require modification, and we are working to implement appropriate changes to avoid any adverse impact on our ability to perform services in accordance with HIPAA standards. We are also communicating with significant third-party service providers to assess their readiness and the extent to which we will need to modify our agreements or relationships with them to comply with HIPAA standards.

     The regulations regarding privacy issues became effective in April 2003. We have taken all necessary measures to fully comply with the HIPAA privacy standards. We have provided training seminars to make certain all employees are familiar with and adhere to the regulations regarding privacy issues. The Company is not itself a covered entity (e.g. healthcare providers, clearing houses and insurance plans), however, it complies with the requirements of covered entities by being party to Business Associate Agreements with covered entities.

     The cost of this compliance effort is estimated to be less than $100,000. However, there can be no guarantee that the costs will not materially exceed this, or that changes in federal standards would require expending additional resources.

STATE AND LOCAL LAWS REGARDING CONFIDENTIALITY AND SECURITY OF HEALTH INFORMATION COULD HARM OUR BUSINESS AND OPERATING RESULTS.

     The confidentiality of patient records and claims data and the circumstances under which records and data may be released or must be secured for inclusion in our databases may be subject to substantial regulation by state governments. These state laws govern both the disclosure and the use of confidential patient medical records. Although compliance with these laws is principally the responsibility of Providers and health plans, these regulations may be extended to cover our business and the claims data and other information that we include in our databases. If these laws are extended to cover our business, we may be required to expend additional resources in order to comply with these laws, including changes to our security practices, and may be exposed to greater liability in the event we fail to comply with these laws.

STATE LAWS AND REGULATIONS CONCERNING THE MARKETING OF HEALTH PROVIDER SERVICES OVER THE INTERNET COULD HARM OUR BUSINESS AND OPERATING RESULTS.

     The offering of health provider services is subject to extensive regulation under state laws. Under some state laws, regulators may take the position that a registration fee for Purchaser access to favorable fees from Providers requires meeting the requirements for licensing as a health plan or health insurer. In addition, to the extent that fees are paid by Providers, state regulators could assert that Healthcare Exchange is a referral agency, which requires licensing under many state laws, or that Providers are paying prohibited referral fees, which could subject the Provider or the Company to civil or criminal penalties.

In addition our relationships with Purchasers may require licensing or certifications in some states. Also, although we do not currently anticipate entering the Medicare or state Medicaid markets, similar federal regulations could adversely impact the business. Because the e-commerce business is relatively new to the provider network industry, the impact of current or future regulations is difficult to anticipate.

     As we develop our business plan, compliance with or prohibitions by state regulations could delay or eliminate certain aspects of our business or force us to modify our business, which could have a material adverse impact on our business and prospects.

OUR COMMON STOCK IS THINLY TRADED.

     Our common stock is quoted and traded on the OTC Bulletin Board. Therefore, shareholders who wish to sell their shares may not be able to do so in light of the limited public market.

OUR EXECUTIVE OFFICERS AND EXISTING STOCKHOLDERS HAVE SIGNIFICANT CONTROL.

     Our executive officers, directors and holders of over five percent (5%) of our stock and their affiliates beneficially own approximately 36.5% of the outstanding shares of our common stock as of August 30, 2003. As a result, if these holders act as a group, they may be able to control us and direct our affairs, including the election of directors and approval of significant corporate transactions without further approval by other stockholders. This concentration of ownership also may delay, defer or prevent a change in control of our company, and make some transactions more difficult or impossible without the support of these stockholders.

Item 2. Description of Property

     Our headquarters were previously located in Portsmouth, New Hampshire. Upon expiration of the lease in May 2003 the offices in New Hampshire were closed.

     Currently our headquarters are located at 629 J Street, Sacramento, California. Until July 2003, we leased approximately 7,523 square feet of office space from Mr. James W. Cameron, Jr., an affiliate of the Company, for a monthly rent of $12,131, which was reduced to reflect an annual base rent of $120 during the quarter ended December 31, 2002. To recognize the estimated market rate of this transaction, a monthly expense of $11,424 is recognized through rent expense and recorded as additional paid in capital. On July 1, 2003 we amended our lease with Mr. Cameron to reduce our office space to approximately 4,827 square feet for a monthly rent of $3,794. This is a reduction of approximately 2,696 square feet of office space under the previous lease with Mr. Cameron. This lease is set to expire on January 31, 2004.

Item 3. Legal Proceedings

     We are not currently a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted during the quarter ended June 30, 2003 to a vote of security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a)  Comparative Market Prices

     Our common stock is quoted on the OTC Bulletin Board under the symbol "ATEK." Transactions in our common stock are subject to the "penny stock" disclosure requirements of Rule 15g-9 under the Exchange Act.

     The table below sets forth the high and low closing prices for the common stock of the Company for each of the last eight quarters. Such over the counter market quotations reflect inter dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                        Period                    High           Low
                        ------                    ----           ---

      Quarter ended September 30, 2001           $3.70          $2.08
      Quarter ended December 31, 2001            $3.09          $2.62
      Quarter ended March 31, 2002               $3.06          $2.06
      Quarter ended June 30, 2002                $2.55          $2.00

      Quarter ended September 30, 2002           $2.25          $1.25
      Quarter ended December 31, 2002            $1.50          $0.65
      Quarter ended March 31, 2003               $0.85          $0.40
      Quarter ended June 30, 2003                $0.58          $0.08

(b)  Holders

     As of August 30, 2003, there were 69,389,971 shares of our common stock outstanding, held by approximately 265 holders of record, not including holders whose shares of common stock are held in street name.

(c)  Dividend Policy

     We have never paid a cash dividend on our common stock and do not anticipate paying cash dividends on its common stock in the foreseeable future. Our Series D preferred stock carried a cumulative dividend of $0.60 per share per year until the Series D preferred stock was exchanged for common stock on September 11, 2000. On September 11, 2000, in connection with the exchange of 204,167 shares Series D preferred stock, for 408,334 shares of common stock based on a per share price of $3.00 per share, the Company declared accrued dividends of $759,110 in the aggregate. Of the $759,110 in accrued dividends, two of the Series D preferred stockholders agreed to accept 158,638 shares of common stock for $475,915 in accrued dividends based on a $3.00 per share value.

     The Board of Directors, on the basis of various factors, including the results of operations, financial condition, capital requirements and other relevant factors, will determine our future dividend policy.

(d)  Recent Sale of Unregistered Securities

     No sale of unregistered securities occurred during fiscal year ended 2003 not previously reported on this Form 10-K.

     On July 25, 2003, we issued 2,285,714 shares of our common stock to a lender for all accrued and unpaid interest in the aggregate amount of $80,000 under a convertible note as of July 25, 2003. The issuance was exempt from registraton pursuant to Rule 506.

     On August 15, 2003, we sold 1,232 shares of our Series A Preferred Stock, $6.00 par value per share, at $1,000 per share for an aggregate sum of $1,232,000 to an accredited investor pursuant to Rule 506. No commission or finder's fee was paid in connection with this transaction. The Series A Preferred Stock provides for a dividend preference of $0.50 per share if and when declared by the board of directors and a liquidation preference of $6.00 per share. In addition, the shares of Series A Preferred Stock have no voting rights, except as required by law, and are not convertible into any other securities.

     On September 19, 2003, we reached an agreement with The Negri Trust to convert $2,344,704 of the outstanding principal and all accrued and unpaid interest as of that date under the convertible notes into 3,086,043 shares of our common stock. The issuance was excempt from registration pursuant to Rule
506. We amended the original converitible notes to provide for the issuance of shares for accrued and unpaid interst. Further, under the terms of the amendment, The Negri Trust is entitled to piggy back registration rights.

(e)  Securities Authorized For Issuance Under Equity Compensation Plans

     The following table summarized our equity compensation plans as of June 30, 2003:


                                                                                          Number of securities
                                                                                          remaining available for
                                                                                          future issuance under
                                                                                          equity compensation
                                Number of securities to be   Weighted average exercise    plans (excluding
                                issued upon exercise of      price of outstanding         securities reflected in the
        Plan Category           outstanding options          options                      1st column
------------------------------- ---------------------------- ---------------------------- ----------------------------
1993 Stock Option Plan                         135,000                    $1.72                   36,173
1997 Stock Option Plan                       1,354,648                    $2.07                        -
2002 Stock Option Plan                          80,000                    $0.72                2,920,000


Item 6. Selected Financial Data

     The following table presents a summary of unaudited selected financial data for each of the five years ended June 30. The data should be read in conjunction with the Financial Statements and related notes included herein.




                                                                              Years Ended June 30,
                                                   ----------------------------------------------------------------------------
                                                      2003           2002            2001            2000            1999
                                                   ------------ --------------- --------------- ---------------- --------------
STATEMENT OF OPERATIONS DATA
Healthcare Exchange revenue                        $ 2,993,124  $ 1,642,565     $    50,944     $          -     $         -
Healthcare Exchange gross profit (loss)                727,147      179,048         (33,584)               -               -
Contract programming revenue                                 -            -         308,469        2,561,101       6,340,235
Contract programming gross profit                            -            -          62,797          422,062       1,030,893
Selling, marketing and product development costs    (4,259,980)  (7,076,558)     (5,097,513)      (1,154,244)              -
General and administrative expenses                 (2,479,265)  (2,482,272)     (3,850,971)      (1,276,726)     (1,223,539)
Loss from operations                                (6,012,098)  (9,379,782)     (8,919,271)      (2,008,908)       (192,646)
Total other income (expense)                        (1,653,083)    (436,124)          4,516       (2,806,733)       (524,101)
Net loss                                            (7,665,181)  (9,815,906)     (8,914,755)      (4,815,641)       (716,747)
Preferred stock dividends                                    -            -        (886,142)        (122,500)       (122,500)
Net loss applicable to common stockholders          (7,665,181)  (9,815,906)     (9,800,897)      (4,938,141)       (839,247)
Basic and diluted net loss per share                   $(0.12)      $(0.16)          $(0.17)          $(0.10)         $(0.03)
Shares used in per share calculation                65,176,437   59,936,435      58,686,778       50,329,614      26,127,730


BALANCE SHEET DATA
Total assets                                       $   793,094  $ 1,203,309     $ 5,577,658     $   2,502,703    $    599,440
Long term obligations                                  896,930            -       3,740,450         3,567,424       4,258,090
Accrued preferred stock dividends                      283,195      283,195         283,195           735,001         612,501
Redeemable Preferred Stock, Series D                         -            -               -         1,225,002       1,225,002

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

OVERVIEW

     In the quarter ending June 30, 2001, we began operating our Healthcare Exchange to a limited of Providers and Purchasers. In fiscal year 2003, we focused our attention on marketing and promoting our Healthcare Exchange to Providers in 15 states and the District of Columbia. During fiscal years 2003 and 2002, we hired a significant number of employees to support the program design and to increase direct sales. This rapid growth placed a significant strain upon our financial resources without producing sufficient revenue to accommodate this growth. As a result, we had to take steps to reduce our expenses in an effort to improve our financial condition. Such steps included closing our headquarters located in Portsmouth, New Hampshire and relocating these functions to our office in Sacramento, California. In addition, we reduced the number of our employees from 98 as of December 31, 2002 to 27 by August 31, 2003.

     As we enter fiscal year 2004, we continue to face significant challenges with respect to revenue and cash shortages. As of September 26, 2003, our cash balance had declined to approximately $700,000, and in light of our prior losses and current stock price of our common stock, no assurance can be given that we will be able to raise additional funds for our operations, if necessary. We are taking a number of steps to address these challenges including reductions in operating expenses and liabilities. In addition, our business strategy is to transition our existing Providers to our direct pay program where Providers will submit their claims to us, and we will process and re-price the claims to the rate set by Providers. After re-pricing, claims will be then sent to Purchasers or their intermediaries who will pay the Providers directly. Providers will be invoiced our transaction fee for each claim re-priced. We will recognize revenue when it is earned and collectibility is reassonably assured. Revenue is earned when we have completed claim re-pricing obligations under the contract.

     In order to attract new Providers and increase the number of claims that we process under this new direct pay program, we have reduced our transaction fee which will require us to process a higher number of claims that we have not previously been able to obtain in order to generate sufficient revenue for our operations. This program is new and we are unsure whether it will be accepted by the healthcare industry or whether we will be able to attract a sufficient number of Providers in order to process the number of claims we will need to generate sufficient revenues to sustain our operations. If we are unable to successfully launch our direct pay program or gain the confidence of Providers, we may be required to further reduce our operation expenses or be forced into seeking protection under federal bankruptcy laws.

     Given the conditions described above, the report of independent auditors on our June 30, 2003 financial statements includes an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

CRITICAL ACCOUNTING POLICIES

     REVENUE RECOGNITION. We recognize revenue for the transaction-processing fee when earned and collectibility is reasonably assured. Revenue is earned when we have substantially completed all of our obligations under the contract.

     PREPAID LICENSE AND SERVICE FEES. Prepaid license and services fees are recorded at cost and amortized on a straight-line basis over the service period. Management considers whether indicators of impairment of these assets are present at each balance sheet date and an impairment loss is recorded, if necessary. In assessing the recoverability of our prepaid license and service fees, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

RESULTS OF OPERATION

YEAR ENDED JUNE 30, 2003 COMPARED TO YEAR ENDED JUNE 30, 2002

Healthcare Exchange

     HEALTHCARE EXCHANGE REVENUE. Providers submit claims to us, upon which they are re-priced to the rate set by the Providers, including the addition of a transaction-processing fee, and route them to Purchasers or their intermediaries. We receive payments from Purchasers on behalf of Providers, and then remit payments to Providers less our revenue. We recognize revenue for the transaction-processing fee when earned, we have substantially completed all of our obligations under the contract, and collectibility is reasonably assured. For fiscal year 2003, $2,993,124 of revenue was recognized as compared to $1,642,565 in fiscal year 2002. This increase of $1,350,559 was primarily due to an increase in the number Providers and number of transactions processed by the Healthcare Exchange in fiscal year ended 2003 compared to fiscal year ended 2002.

     HEALTHCARE EXCHANGE COSTS. Healthcare Exchange costs are the direct costs related to the processing of the claims submitted by Providers and payments received from Purchasers. These costs include the salary and other wage and benefit costs of the Healthcare Exchange operations staff and the operating cost of the application services provider and other technology providers. The costs for fiscal year 2003 were $2,265,977 that caused an increase of 55% over fiscal year 2002 costs of $1,463,517. This increase is primarily due to the increase of staffing and the costs of temporary staffing to process claims received from Providers and payments received from Purchasers. As of June 30, 2003 there were 15 operations staff members responsible for the processing of claims submitted by Providers and payments received from Purchasers, compared to 25 operations staff members as of June 30, 2002. This decrease in staffing occurred primarily during the last quarter of fiscal year ended 2003.

Selling, Marketing and Product Development Costs

     Selling, marketing, and product development costs are expenses incurred to develop our Healthcare Exchange. Costs are primarily the salary, other wage and benefit costs of our employees and other operational costs associated with recruiting the network of healthcare providers. The decrease of the sales and marketing staff from 77 in fiscal year 2002 to 14 in fiscal year 2003 resulted in the cost decrease of $2,816,578 for fiscal year 2003 as compared to fiscal year 2002.

General and Administrative Expenses

     General and administrative expense remained relatively unchanged in fiscal year 2003 compared to fiscal year 2002. The fiscal year 2003 non-cash compensation expense of $347,227 related to the purchase of common stock by our chairman was offset by decreased employee compensation costs due to a reduction in headcount.

Other Income (Expense)

     INTEREST INCOME. Interest income is related to the short-term investment of cash balances, primarily in money market accounts. Interest income decreased $31,124 in fiscal year 2003 compared to fiscal year 2002 primarily due to decreased average cash balances generating interest income in fiscal year 2003.

     INTEREST EXPENSE. Interest expense increased $1,185,835 in fiscal year 2003 compared to fiscal year 2002 due to the increase in the balances of Notes Payable to Stockholders, Convertible Notes Payable to Stockholders as well as interest expense on Convertible Notes Payable from a lender, for the stated interest rate, expense relating to warrants issued in connection with the Convertible Notes Payable and expense relating to this debt's beneficial conversion option (see Note 3 to the Financial Statements). Additionally, interest of $72,100 was paid on Provider claims when payment is received from the Purchaser and paid to the Provider later than 21 days of receiving a claim in accordance with the terms of the Provider contracts.

YEAR ENDED JUNE 30, 2002 COMPARED TO YEAR ENDED JUNE 30, 2001

Healthcare Exchange

     HEALTHCARE EXCHANGE REVENUE. We began operations with a limited number of Providers in the quarter ending June 30, 2001. For fiscal year 2002, $1,642,565 of revenue was recognized as compared to $50,944 in fiscal year 2001. This increase of $1,591,621 was primarily due to an increase in the number of transactions processed by the Healthcare Exchange during a full year of operations.

     HEALTHCARE EXCHANGE COSTS. Healthcare Exchange costs are the direct costs related to the processing of the claims submitted by Providers and payments received from Purchasers. The costs for fiscal year 2002 were $1,463,517, an increase of 1,631% over fiscal year 2001 cost of $84,528. As of June 30, 2002 there were 25 operations staff members responsible for the processing of claims submitted by Providers and payments received from Purchasers, compared to 7 operations staff members as of June 30, 2001.

Contract Programming

     CONTRACT PROGRAMMING REVENUE. Contract programming revenue resulted primarily from sales of programmer services. There was no revenue recognized in fiscal year 2002 due to the conversion of all contract programmers to customer employees and the phase-out of-contract programming services as of June 30, 2001. Revenue of $308,469 were recognized in fiscal year 2001.

     PROGRAMMER COSTS. Programmer costs represent the salary and other wage and benefit costs of our programmer employees. There were no programmer costs in fiscal year 2002 due to the conversion of all contract programmers to customer employees and the phase-out of contract programming services as of June 30, 2001. Programmer costs of $235,258 were recognized in fiscal year 2001.

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

     Included in this category of costs is compensation paid by us whenever programmer employees were hired and entered the United States or were relocated once in the United States but before these programmers began working at a customer's work site. There were times when under immigration law, we, as employer, paid a programmer employee at least 95% of prevailing wages for his or her specialty even when the programmer was not placed.

     There were no start up and other costs recognized in fiscal year 2002 due to the conversion of all contract programmers to customer employees and the phase-out of-contract programming services as of June 30, 2001. Start-up-and-other-costs of $10,414 was recognized in fiscal year 2001.

Selling, Marketing and Product Development Costs

     In October 1999 we began incurring costs to develop its Healthcare Exchange. Costs incurred are primarily the salary, other wage and benefit costs of our employees and other operational costs associated with recruiting the network of healthcare Providers. The increase of the sales and marketing staff from 55 in fiscal year 2001 to 77 in fiscal year 2002 resulted in the cost increase of $1,979,045 for fiscal year 2002 as compared to fiscal year 2001.

General and Administrative Expenses

     General and administrative expense decreased $1,368,699 in fiscal year 2002 compared to fiscal year 2001. This decrease was primarily due to non-cash stock based compensation expense of $1,931,036 related to the purchase of common stock in our August 2000 Private Placement by our chief executive officer and related entities and non-cash compensation due to conversion of Series D Preferred Stock into common stock by our chairman of the board in fiscal year 2001. This was partially offset by an increase in the number of employees and related costs to support the Healthcare Exchange, and non-cash compensation expense of $138,583 related to the purchase of common stock by our chairman.

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

INCOME TAXES

     As of June 30, 2003, we had net operating loss carryforwards for federal income tax purposes of approximately $53,000,000 that expire in the years 2005 through 2023 and federal research and development tax credits of approximately $100,000 that expire in the year 2005.

     As of June 30, 2003, we had net operating loss carryforwards for state income tax purposes of approximately $20,000,000 that expire in the years 2004 through 2013 and state research and development tax credits of approximately $30,000 that do not expire.

     In connection with our initial public offering in August 1992, a change of ownership (as defined in Section 382 of the Internal Revenue Code of 1986, as amended) occurred. As a result, our net operating loss carryforwards generated through August 20, 1992 (approximately $1,900,000) are subject to an annual limitation in the amount of approximately $300,000.

     In 1993, a controlling interest of our stock was purchased, resulting in a second annual limitation in the amount of approximately $398,000 on our ability to utilize net operating loss carryforwards generated between August 11, 1992 and September 13, 1993 (approximately $7,700,000).

     Utilization of our net operating loss and credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and credits before utilization.

     We expects that the aforementioned annual limitations will result in net operating loss carryovers, which will not be utilized prior to the expiration of the carryover period.

 LIQUIDITY AND CAPITAL RESOURCES

     For the fiscal year 2003, we earned revenues of $2,993,124 but incurred a net loss of $7,665,181. In August 2003, we raised additional capital through the sales of 1,232 shares of our Series A Preferred Stock, $6.00 par value per share, at $1,000 per share for an aggregate sum of $1,232,000. It is our intention to use this capital to successfully market and implement the direct pay program to attract new Providers and to increase the number of claims that we process. However, this direct pay program is new and we are unsure whether it will be accepted by the healthcare industry or whether we will be able to attract a sufficient number of Providers in order to process the number of claims we will need to generate sufficient revenues to sustain our operations. In order to attract new Providers and increase the number of claims that we process under this new direct pay program, we have reduced our transaction fee which will require us to process a higher number of claims that we have not previously been able to obtain in order to generate sufficient revenue for our operations. As of September 26, 2003, our cash balance had declined to approximately $700,000. In light of our prior losses and current stock price, it is unlikely that we will be able, at this time, to raise additional capital if required. If our direct pay program is unsuccessful, we will be required to further reduce our expenses. If we are unable to successfully launch our direct pay program or gain the confidence of Providers, we may be required to further reduce our operating expenses and/or be forced into seeking protection under federal bankruptcy laws. Given the conditions described above, the report of independent auditors on our June 30, 2003 financial statements includes an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     As of June 30, 2003, we had received short-term, unsecured financing to fund our operations in the form of notes payable of $5,555,109 from Mr. Cameron, our then chairman and chief financial officer and another stockholder. These notes bear interest at 10.25%. On November 1, 2002, we agreed with Mr. Cameron to extend the due date on notes payable to him until December 31, 2003 in exchange for an extension fee of 2%. These extended notes total $2,873,694, including accrued interest and extension fees, and bear interest at 10.25% per annum. Also on November 1, 2002, we agreed with the other note holder to extend the due date of his convertible promissory notes until December 31, 2003. These convertible promissory notes total $2,681,415, including accrued interest, bear interest at 10.25% per annum and are convertible into common stock at $3.00 per share at the note holder's option. During fiscal year 2003, Mr. Cameron loaned us an additional $619,000 bearing interest at 10.25%, of which $193,000 was repaid to Mr. Cameron in October 2002. Subsequent to fiscal year 2003, the notes payable in the amount of $2,873,694 were assigned by Mr. Cameron to Mr. Baron, and as of September 2003, Mr. Baron forgave all of the obligations under such notes. In addition, of the convertible notes totaling $2,681,415, the note holder agreed to convert $2,344,704 of the outstanding principal and all accrued and unpaid interest under certain convertible notes into 3,086,043 shares of our common stock leaving a total of $336,711 outstanding.

     In October 2002, we sold 4,125,000 shares of our common stock at a purchase price of $1.00 per share. The shares of common stock issued in the private placement are restricted securities. Cash proceeds, net of offering costs, were $3,816,209. In connection with the October 2002 private placement, we paid the placement agent a placement fee of 6% of the gross proceeds raised by them and a five year warrant to purchase 10% of the common stock placed by them at an exercise price of $1.00 per share. In addition, we paid a finder's fee to one individual of $12,500 and issued a warrant to purchase 30,000 shares of common stock at $1.00 per share.

     On July 26, 2002, we received short-term unsecured financing in the form of a convertible note of $1,000,000 from a lender. This convertible note bears interest at 8% and was originally payable on July 25, 2003. On July 25, 2003, we extended this note to the earlier of July 22, 2005 or when we receive $8,000,000 debt or equity financing. All or a portion of the convertible note may be converted into shares of common stock at the lower of $1.00 per share or the subsequent subscription price per share of any debt or equity offering made by us.

     In consideration for the loan, we issued three warrants on July 26, 2002. Each warrant provides for the purchase of 100,000 shares of our common stock at an exercise price equal to the $1.00 subscription per share price of the October 2002 private placement. The first and second warrants became exercisable on July 26, 2002 and January 26, 2003, respectively. The third warrant became exercisable on July 25, 2003. The lender may exercise these warrants through July 26, 2009.

     In connection with the issuance of the convertible note and the first and second warrants, we estimated the aggregate fair value of the first and second warrants to be $254,000 using the Black-Scholes model. In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," we have recognized $309,211 and $952,930 through interest expense for the three and twelve month periods respectively, ending June 30, 2003 for a portion of the fair value of the first and second warrants and a portion of the beneficial conversion feature of the convertible note, which was estimated to be in total $802,000. We have recorded additional amounts totaling $103,070 during the first quarter of 2004 through interest expense for the remaining fair value of the first and second warrants and the beneficial conversion feature of the convertible note recorded at the initial transaction date, and in accordance with EITF 00-27, the additional beneficial conversion feature recorded in the quarter ending December 31, 2002 of $624,222 relating to the reset of the conversion price of the convertible note from $2.25 to $1.00 per share.

     During the period between January 9, 2002 and March 28, 2002, we sold 1,232,584 shares of our common stock at a purchase price of $2.25 per share. The shares of common stock issued in the private placement are restricted securities. Proceeds, net of offering costs, were $2,742,519. The proceeds from the private placement were used to fund operations and repay debt. Our then chairman and chief financial officer purchased 222,222 shares our common stock in the private placement. Because the purchase price of such stock was less than the public trading price on the date of purchase, we recorded compensation expense of $138,583 during fiscal year 2002. In October 2002, pursuant to the terms of this private placement and as a result of the October 2002 private placement at a purchase price lower than $2.25, 1,540,729 additional shares were issued to these investors based on the October 2002 private placement price of $1.00 per share. Compensation expense of $347,222 was recorded for the additional shares issued to our then chairman and chief financial officer.

     As a result of our July 2002 bridge financing in which we granted warrants equal to 30% of the loan at an exercise price of $1.00 per share, we granted to the investors of the January 2002 and October 2002 private placements warrants to purchase 30% of their respective investment at an exercise price of $1.00 per share. Our then chairman and chief financial officer, a participant in the private placement, received a warrant to purchase 150,000 shares of common stock at an exercise price of $1.00 per share, which was greater than the fair value of the common stock at the warrant issuance date.

     During fiscal year ended 2002, we issued 284,200 shares of common stock pursuant to the exercise of warrants for the amount of $213,150.

     On August 28, 2000, we sold 3,333,334 shares of its common stock at $3.00 per share. Proceeds, net of offering costs, were approximately $9,560,345. Proceeds were used to develop the Healthcare Exchange. Our then chief executive officer and related entities purchased 2,333,335 shares of our common stock in the private placement. Because the purchase price of such stock was less than the public trading price on the date of purchase, we recorded compensation expense of $1,458,334 in the first fiscal quarter ended September 30, 2000.

     During fiscal year 2000, we received $3,712,348 in private sales of its common stock at an average price of $3.42 per share.

     On September, 11, 2000, we agreed with the Series D Preferred stockholders to exchange all their outstanding Series D Preferred shares and $475,915 in accrued preferred stock dividends into 566,972 shares of common stock based on a purchase price of $3.00 per common share. The benefit accruing to the Series D Preferred stockholders was recorded in the quarter ended September 30, 2000, approximately $316,702 in compensation expense and $862,000 in preferred stock dividends.

     The following table represents the debt requirements pertaining to our contractual obligations of over the next five years as of June 30, 2003:

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
--------------------------------------------- ------------------ --------------- --------------- -------------- ------------

Notes payable to stockholder                  $   2,873,694(1)   $   2,873,694   $           -   $           -  $       -

Convertible notes payable to stockholder          2,681,415(2)       2,681,415               -               -          -

Convertible note to third party                   1,000,000(3)       1,000,000               -               -          -

Operating  leases -  facilities - payable to
stockholder                                         294,494             45,528         144,944         104,022          -

Operating leases - equipment                         63,279             42,920          20,359               -          -

Application services provider                     1,082,952            270,738         812,214               -          -

--------------------------------------------- ------------------ --------------- --------------- -------------- ------------
Total contractual cash obligations            $   7,995,834      $   6,914,295   $     977,517   $     104,022  $       -
--------------------------------------------- ------------------ --------------- --------------- -------------- ------------

--------------
(1) On August 15, 2003, Mr. Cameron assigned to Mr. Baron all of his interest to the promissory notes payable by the Company in the aggregate amount of $2,873,694. On September 18, 2003, Mr. Baron forgave all obligations owed by the Company under the promissory notes.
(2) On September 19, 2003, The Negri Trust agreed to convert $2,344,704 of the outstanding principal and all accrued and unpaid interest as of that date under convertible notes into 3,086,043 shares of our common stock.
(3) On July 25, 2003, we extended the due date for the $1,000,000 convertible note to the earlier of July 22, 2005 or when we receive $8,000,000 in debt or equity financing.

SUBSEQUENT EVENTS

     On July 25, 2003, we amended our $1,000,000 convertible note due on July 25, 2003. Under the terms of the amendment, the convertible note was extended to the earlier of July 22, 2005 or when we receive $8,000,000 in debt or equity financing. In consideration, we agreed to convert all accrued and unpaid interest as of July 25, 2003 into 2,285,714 shares of our common stock at a rate of $0.035 per share and to secure the convertible note with our assets.

     On August 15, 2003, Mr. Cameron purchased 1,232 shares of our Series A Preferred Stock, $6.00 par value per share, at $1,000 per share for an aggregate sum of $1,232,000. The Series A Preferred Stock provides for a dividend preference of $0.50 per share if and when declared by the board of directors and a liquidation preference of $6.00 per share. In addition, the shares of Series A Preferred Stock have no voting rights, except as required by law, and are not convertible into any other securities.

     On August 15, 2003, Mr. Cameron assigned to Mr. Baron all of his interest to the promissory notes payable by the Company in the aggregate principal amount of $2,873,694 along with $283,195 in accrued Series D Preferred Stock dividends owed by the Company. On September 18, 2003, Mr. Baron forgave all of the obligations owed by the Company under the promissory notes including the accrued and unpaid interest along with $283,195 in accrued Series D Preferred Stock dividends. In connection with this transaction, Mr. Cameron sold to certain accredited investors including Mr. Baron, an aggregate of 32,359,637 shares of our common stock at a price of $0.035 per share. In addition, Mr. Cameron gifted to several donees an aggregate of 490,000 shares of our common stock. As a result of these transactions, Mr. Cameron reduced his beneficial ownership in our common stock from 57.8% to 10.5% as of August 30, 2003.

     On August 15, 2003, Mr. Cameron, McCormick ATEK Investments LLC, an entity control by Mr. McCormick, and we agreed to cancel, without value, the option requiring Mr. Cameron to sell 6,000,000 shares of our common stock owned by Mr. Cameron to the McCormick ATEK Investment LLC at the purchase price of $3.625 per share. In addition, because of Mr. McCormick's July 1, 2003 resignation as our chief executive officer, his employment agreement with us has been terminated. As a result of the termination, his options to purchase 7,000,000 shares and 4,000,000 shares of our common stock granted in connection with his employment have fully vested and are exercisable pursuant to the terms of the respective option agreements.

     On September 19, 2003, we reached an agreement with The Negri Trust to convert $2,344,704 of the outstanding principal and all accrued and unpaid interest as of that date under convertible notes into 3,086,043 shares of our common stock.

     As of September 19, 2003, we have reduced our debt obligations outstanding as of June 30, 2003 by $6,060,813 as a result of the conversion of The Negri Trust convertible notes, the forgiveness of the promissory notes and other accrued liabilities by our chairman, Mr. Alan Baron, and the forgiveness of rent and interest on rent by Mr. Cameron.

RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with
Characteristics  of Both  Liabilities  and  Equity.  SFAS 150  requires  certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on our results of operations, liquidity, or financial condition.

EFFECTS OF INFLATION

     Management does not expect inflation to have an effect on our operating expenses.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We have notes payable in the aggregate amount of $5,555,109 as of June 30, 2003, payable to two of our stockholders. The notes bear interest at 10.25% per annum and are due December 31, 2003. Subsequent to fiscal year 2003, notes payable in the amount of $2,873,694 were forgiven by the holder and notes payable in the outstanding principal amount, including all accrued and unpaid interest, of $2,344,704 were converted into 3,086,043 shares of our common stock leaving a total of $336,711 outstanding.

     On July 26, 2002, we received cash of $1,000,000 in exchange for issuance an 8% convertible note. On July 25, 2003, we amended our $1,000,000 convertible note due on July 25, 2003. Under the terms of the amendment, the convertible note was extended to the earlier of July 22, 2005 or when we receive $8,000,000 in debt or equity financing. In consideration, we agreed to convert all accrued and unpaid interest as of July 25, 2003 into 2,285,714 shares of our common stock at a rate of $0.035 per share and to secure the convertible note with our assets.

     We do not believe that any change in interest rates will have a material impact on us during fiscal 2004. Further, we have no foreign operations and therefore is not subject to foreign currency fluctuations.

Item 8. Financial Statements and Supplementary Data

                          INDEX TO FINANCIAL STATEMENTS

                     Alternative Technology Resources, Inc.


                                                                            Page
                                                                            ----

Report of Ernst & Young LLP, Independent Auditors.........................    26
Balance Sheets as of June 30, 2003 and 2002...............................    27
Statements of Operations for the Years Ended June 30, 2003, 2002 and 2001. 28 Statements of Stockholders' Equity (Deficit) for the Years Ended June 30,
  2003, 2002 and 2001.....................................................    29
Statements of Cash Flows for the Years Ended June 30, 2003, 2002 and 2001.    30
Notes to Financial Statements.............................................    32

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Alternative Technology Resources, Inc.

     We have audited the accompanying balance sheets of Alternative Technology Resources, Inc. as of June 30, 2003 and 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alternative Technology Resources, Inc. at June 30, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that Alternative Technology Resources, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has an accumulated deficit of $67,028,060 as of June 30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



                                                           /S/ ERNST & YOUNG LLP

Sacramento, California
September 3, 2003,
except for the fifth paragraph of Note 8, as to which the date is September 19, 2003

                     Alternative Technology Resources, Inc.

                                 Balance Sheets

                                                                                                        June 30,
                                                                                               2003               2002
                                                                                               ----               ----
                                      Assets
                                      ------
Current assets:
  Cash and cash equivalents                                                          $         270,102   $         402,291
  Trade accounts receivable                                                                     20,492               3,602
  Prepaid expenses and other current assets                                                     43,857              81,223
                                                                                     ------------------- ------------------
Total current assets                                                                           334,451             487,116

Property and equipment:
  Equipment and software                                                                       865,555             788,192
  Accumulated depreciation and amortization                                                   (547,479)           (297,987)
                                                                                     ------------------- ------------------
  Property and equipment, net                                                                  318,076             490,205

Prepaid license and service fees                                                               140,567             211,498
Other non-current assets                                                                             -              14,490
                                                                                     ------------------- ------------------

                                                                                     $         793,094   $       1,203,309
                                                                                     =================== ==================

                  Liabilities and Stockholders' Equity (Deficit)
                  ----------------------------------------------
Current liabilities:
  Payable to Healthcare Exchange providers                                           $         294,192   $         409,738
  Trade accounts payable                                                                       551,762             438,460
  Accrued payroll and related expenses                                                         142,355             274,777
  Accrued preferred stock dividends                                                            283,195             283,195
  Accounts payable and accrued interest payable to stockholders                                871,063             797,232
  Notes payable to stockholder                                                               2,873,694           2,212,529
  Convertible notes payable to stockholder                                                   2,681,415           2,423,823
  Accrued interest payable to third party                                                       74,521                   -
  Other current liabilities                                                                    327,672             254,469
                                                                                     ------------------- ------------------
Total current liabilities                                                                    8,099,869           7,094,223


Convertible notes payable to third party                                                       896,930                   -


Commitments and contingencies (Notes 1 and 6)

Stockholders' equity (deficit):
  Convertible preferred stock, $6.00 par value - 1,200,000 shares authorized, none issued and outstanding at June 30, 2003 and 2002, 204,167 shares designated
     Series D, none issued and outstanding at June 30, 2003 and 2002 Common stock, $0.01 par value - 100,000,000 shares authorized
     66,908,669 shares issued and outstanding at June 30, 2003 (60,968,213 at
     June 30, 2002)                                                                            669,087             609,682
  Additional paid-in capital                                                                58,155,268          52,862,283
  Accumulated deficit                                                                      (67,028,060)        (59,362,879)
                                                                                     ------------------- ------------------
Total stockholders' equity (deficit)                                                        (8,203,705)         (5,890,914)
                                                                                     ------------------- ------------------

                                                                                     $         793,094   $       1,203,309
                                                                                     =================== ==================
See accompanying notes.

                     Alternative Technology Resources, Inc.

                            Statements of Operations

                                                                              Years Ended June 30,
                                                       -------------------------------------------------------------
                                                                 2003                  2002               2001
                                                       ------------------------- ----------------- -----------------
Healthcare Exchange
      Healthcare Exchange revenue                      $        2,993,124        $     1,642,565   $        50,944
      Healthcare Exchange costs                                (2,265,977)            (1,463,517)          (84,528)
                                                       ------------------------- ----------------- -----------------
Healthcare Exchange gross profit (loss)                           727,147                179,048           (33,584)

Contract Programming:
      Contract programming revenue                                      -                      -           308,469
      Programmer costs                                                  -                      -          (235,258)
      Start-up and other costs                                          -                      -           (10,414)
                                                       ------------------------- ----------------- -----------------
Contract programming gross profit                                       -                      -            62,797

Selling, marketing & product development costs                 (4,259,980)            (7,076,558)       (5,097,513)

General and administrative expenses                            (2,479,265)            (2,482,272)       (3,850,971)
                                                       ------------------------- ----------------- -----------------


Loss from operations                                           (6,012,098)            (9,379,782)       (8,919,271)
                                                       ------------------------- ----------------- -----------------

Other income (expense):
      Interest income                                              11,439                 42,563           447,742
      Interest expense to third party                          (1,027,451)                     -                 -
      Interest expense to stockholders and directors             (637,071)              (478,687)         (443,226)
                                                       ------------------------- ----------------- -----------------
Total other income (expense)                                   (1,653,083)              (436,124)            4,516
                                                       ------------------------- ----------------- -----------------

Net loss                                                       (7,665,181)            (9,815,906)       (8,914,755)

Preferred stock dividends                                               -                      -          (886,142)
                                                       ------------------------- ----------------- -----------------

Net loss applicable to common stockholders             $       (7,665,181)       $    (9,815,906)  $    (9,800,897)
                                                       ========================= ================= =================

Basic and diluted net loss per share applicable to
common stockholders                                    $            (0.12)       $         (0.16)  $         (0.17)
                                                       ========================= ================= =================

Weighted-average common stock outstanding                      65,176,437             59,936,435        58,686,778
                                                       ========================= ================= =================

See accompanying notes.

                     Alternative Technology Resources, Inc.
                  Statements of Stockholders' Equity (Deficit)

                    Years ended June 30, 2003, 2002 and 2001

                                                                                                            Accumulated        Total
                                          Convertible Preferred                                                   Other       Stock-
                                                  Stock             Common Stock       Additional                Compre      holders
                                          --------------------- --------------------      Paid-In  Accumulated  hensive       Equity
                                           Shares     Amount     Shares      Amount       Capital      Deficit     Loss    (Deficit)
                                         ---------- ----------- ---------- ----------  ----------  ------------ -------   ----------

Balance, June 30, 2000                    204,167  $ 1,225,002  55,329,605 $ 553,297 $35,879,513  $(40,632,218) $    -  $(2,974,406)

Issuance of common stock in
 settlement of accounts payable                 -            -      80,000       800     155,200             -       -      156,000
Issuance of common stock upon conversion
 of Series D preferred stock             (204,167)  (1,225,002)    566,972     5,670   2,011,949             -       -      792,617
Issuance of common stock upon conversion
 of note payable                                -            -      20,000       200      59,800             -       -       60,000

Private placement of common stock, net
   of issuance costs                            -            -   3,333,334    33,333  10,985,346             -       -   11,018,679
Options exercised                               -            -      64,933       649      41,584             -       -       42,233
Preferred stock dividends                       -            -           -         -     (24,109)            -       -      (24,109)
Other comprehensive income (loss) - change
   in unrealizedgain/loss on
   available-for-salesecurities                 -            -           -         -           -             -     (22)         (22)
Net loss                                        -            -           -         -           -    (8,914,755)      -   (8,914,755)
                                         ---------- ----------- ---------- ----------  ----------  ------------ -------   ----------


Balance, June 30, 2001                          -            -  59,394,844   593,949  49,109,283   (49,546,973)    (22)     156,237

Private placement of common stock,
 net of issuance costs                          -            -  1,232,584     12,325   2,868,777             -       -    2,881,102
Compensation expense related to
 grant of stock options to employees
 and issuance of stock to a consultant          -            -          -          -     649,028             -       -      649,028
Options and warrants exercised                  -            -    340,785      3,408     235,195             -       -      238,603
Other comprehensive income (loss) - change
 in unrealized gain/loss on available-for-sale
 securities                                     -            -          -          -           -             -      22           22
Net loss                                        -            -          -          -           -    (9,815,906)      -   (9,815,906)
                                         ---------- ----------- ---------- ----------  ----------  ------------ -------   ----------

Balance, June 30, 2002                          -            - 60,968,213    609,682  52,862,283   (59,362,879)      -   (5,890,914)

Private placement of common stock,
 net of issuance costs                          -            -  4,125,000     41,250   3,774,959             -       -    3,816,209
Issuance of additional common stock to
 January 2002 private placement investors
 upon adjustment of private placement
 stock price                                    -            -  1,540,730     15,408     (15,408)            -       -            -
Issuance of common stock to a consultant        -            -     11,000        110      11,890             -       -       12,000
Compensation expense related to CEO stock
 purchase in private placement of common stock  -            -          -          -     347,222             -       -      347,222
Expense related to adjustment of conversion
 price of convertible note payable and
 warrants issued to third party                 -            -          -          -   1,056,000             -       -    1,056,000
Contribution from stockholder                   -            -          -          -      79,971             -       -       79,971
Options and warrants exercised                  -            -    263,726      2,637      38,351             -       -       40,988
Net loss                                        -            -          -          -           -    (7,665,181)      -   (7,665,181)
                                         ---------- ----------- ---------- ----------  ----------  ------------ -------   ----------

Balance, June 30, 2003                          -    $       -  66,908,669  $669,087 $58,155,268  $(67,028,060) $    -  $(8,208,705)
                                         ========== =========== ========== ========== ===========  ============ ======= ============
See accompanying notes.


                                                     Alternative Technology Resources, Inc.

                                                            Statements of Cash Flows
                                                Increase (Decrease) in Cash and Cash Equivalents

                                                                                    Years ended June 30,
                                                                         2003                 2002                 2001
                                                                -------------------- -------------------- --------------------
Cash flows from operating activities:
    Net loss                                                    $       (7,665,181)  $       (9,815,906)  $       (8,914,755)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                                        249,492              190,139               93,404
      Interest expense included in notes payable to
       stockholders                                                        492,757              313,902              233,026
      Interest expense on Convertible Notes
      payable to third party relating to warrants and
      beneficial conversion option                                         952,930                    -                    -
      Incremental fair value of rent expense in excess of
        amounts paid to stockholder                                         79,971                    -                    -
      Write-off of WebMD prepaid service fee                                     -                    -              250,000
      Stock based compensation                                             359,222              787,611            1,931,036
      Changes in operating assets and liabilities:
         Trade accounts receivable                                         (16,890)              20,650               73,876
         Prepaid expenses and other current assets                          37,366              238,546             (235,586)
         Non-current assets                                                 85,421              100,717             (326,705)
         Payable to Healthcare Exchange providers                         (115,546)             368,982               40,756
         Trade accounts payable                                            113,302              287,089               54,166
         Accrued payroll and related expenses                             (132,422)              93,749               13,521
         Accounts payable and accrued interest payable to
             stockholders                                                   73,831               68,291              115,311
         Accrued interest payable to third party                            74,521                    -                    -
         Other current liabilities                                          73,203              (41,211)              22,662
                                                                -------------------- -------------------- --------------------
Net cash used by operating activities                                   (5,338,023)          (7,387,441)          (6,649,288)
                                                                -------------------- -------------------- --------------------

Cash flows from investing activities:
   Purchases of equipment and software                                     (77,363)            (286,566)            (326,211)
   Purchases of short-term investments                                           -                    -           (6,306,989)
   Maturities of short-term investments                                          -            1,354,159            4,952,830
                                                                -------------------- -------------------- --------------------
Net cash provided (used) by investing activities                           (77,363)           1,067,593           (1,680,370)
                                                                -------------------- -------------------- --------------------



(Continued on next page)

                     Alternative Technology Resources, Inc.

                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (continued)



                                                                                  Years ended June 30,
                                                                     2003                 2002                2001
                                                              -------------------- ------------------- --------------------
Cash flows from financing activities:
    Proceeds from private placement of common stock           $        3,816,209   $        2,742,519  $        9,560,345
    Proceeds from exercise of options and warrants                        40,988              238,603              42,233
    Proceeds from notes payable to stockholders                          619,000              582,000                   -
    Payments on notes payable to stockholders                           (193,000)                   -                   -
    Payments on notes payable to directors                                     -                    -             (23,324)
    Proceeds from notes payable to third party                         1,000,000                    -                   -

                                                              -------------------- ------------------- --------------------
Net cash provided by financing activities                              5,283,197            3,563,122           9,579,254
                                                              -------------------- ------------------- --------------------

Net increase (decrease) in cash and cash equivalents                    (132,189)          (2,756,726)          1,249,596
Cash and cash equivalents at beginning of year                           402,291            3,159,017           1,909,421
                                                              -------------------- ------------------- --------------------
Cash and cash equivalents at end of year                      $          270,102   $          402,291  $        3,159,017
                                                              ==================== =================== ====================

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                    $          131,026   $          110,697  $           94,611
                                                              ==================== =================== ====================

Supplemental disclosure of non-cash financing activities:
    Conversion of notes payable to common stock                                -                    -              60,000
    Incremental fair value of rent expense recorded as
additional paid in capital                                    $           79,971   $                -  $                -
                                                              ==================== =================== ====================


See accompanying notes.

                     Alternative Technology Resources, Inc.
                          Notes to Financial Statements

                    Years Ended June 30, 2003, 2002 and 2001


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

     The purpose of the Healthcare Exchange is to utilize the Internet and other technologies to facilitate Provider initiated discounts and administrative, billing and remittance services for all commercial lines of business within the healthcare industry. Our Healthcare Exchange offers a direct and efficient conduit between Providers and Purchasers of health care services, their PPOs' and/or their agents. Providers submit claims to the Company, who reprices the claims to the rate set by the Providers, including adding a transaction-processing fee, and then routes them to Purchasers or their intermediaries. The Company receives payments from Purchasers on behalf of Providers, and then remits payments to Providers.

     Subsequent to fiscal year 2003, the Company implemented a direct pay program wherein Providers submit their healthcare claims to ATR for re-pricing to the Healthcare Exchange rate. The Company then routes the adjusted claim to Purchasers or their intermediaries, who pay the Providers directly. The Company then invoices the Providers a transaction fee for each claim processed and forwarded to the Purchaser.

     The continuing development efforts of the Company's Healthcare Exchange will require substantial funds. In August 2003, the Company raised additional capital through the sale of 1,232 shares of its Series A Preferred Stock, $6.00 par value per share, at $1,000 per share for an aggregate sum of $1,232,000. It is management's intention to use this capital to successfully market and implement the direct pay program, to attract new Providers and to increase the number of claims that it processes. However, this direct pay program is new, and the Company is unsure whether it will be accepted by the healthcare industry or whether it will be able to attract the number of Providers required in order to process the number of claims needed to generate sufficient revenues to sustain the Company's operations. To attract new Providers and, therefore, increase the number of claims processed under this new direct pay program, the Company has reduced its per claim transaction fee which will require that the Company process a greater number of claims than it has previously been able to obtain in the program in effect prior to the direct pay program.

     As of September 26, 2003, the Company's cash balance had declined to approximately $700,000. In light of the Company's prior losses and current stock price, it is unlikely that management will be able, at this time, to raise additional capital if required. If the direct pay program is unsuccessful, management will be required to further reduce the Company's expenses. If the Company is unable to successfully launch its direct pay program or gain the confidence of Providers, management may be required to further reduce the Company's operating expenses or be forced into seeking protection under federal bankruptcy laws.

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                    Years Ended June 30, 2003, 2002 and 2001


     Given the conditions described above, the report of independent auditors on the Company's June 30, 2003 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. At June 30, 2003 and 2002 substantially all of the Company's cash equivalents represent investments in money market accounts.

PREPAID LICENSE AND SERVICE FEES

     Prepaid license and service fees are recorded at cost and amortized on a straight-line basis over the expected service period. Management considers whether indicators of impairment of these assets are present at each balance sheet date and an impairment loss is recorded, if necessary.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets or the lease term, whichever is shorter. The estimated useful lives range from three to five years.

REVENUE RECOGNITION

     The Company recognizes revenue for the transaction-processing fee when earned and the Company has substantially completed all of its obligations under the contract and collectibility is reasonably assured.

     Contract programming revenue represented work performed for customers, primarily on a time and materials basis, and was recognized when the related services were rendered. Contract termination fees were amounts received from customers when they exercised the contract provision, which allowed them to convert the Company's programmer to their employee. In addition, these fees were also received from programmers when they exercised their contract provision to terminate their relationship with the Company prior to the termination date of their contract. These fee amounts were stipulated in customer and programmer contracts, were based on the length of time remaining under the contract, and

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                    Years Ended June 30, 2003, 2002 and 2001


were recognized as revenue when such contract provisions were invoked. As of June 30, 2001, the Company is no longer in the contract programming business.

PRODUCT DEVELOPMENT COSTS

     In October 1999, the Company began incurring costs to develop its Healthcare Exchange. In accordance with SOP 98-5, "Reporting on Costs of Start-Up Activities," start-up costs associated with the Healthcare Exchange have been expensed as incurred. The Company's Healthcare Exchange began operations in the quarter ending June 30, 2001.

NET LOSS PER SHARE

     All loss per share amounts for all periods have been presented in accordance with Statement of Financial Accounting Standards Board No. 128, "Earnings per Share." As the Company has reported net losses in all periods presented, basic and diluted loss per share have been calculated on the basis of net loss applicable to common stockholders divided by the weighted average number of common shares outstanding without giving effect to outstanding options, warrants, and convertible securities whose effects are anti-dilutive. For fiscal years 2003, 2002 and 2001, there were stock options, stock warrants and a convertible notes payable outstanding, and for fiscal year 2000 there was also convertible preferred stock outstanding (Notes 3 and 7), which could potentially dilute earnings per share in the future but were not included in the computation of diluted loss per share as their effect was anti-dilutive in the periods presented.

     As permitted under the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company has elected to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price or fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Additional disclosures required under SFAS No. 123 are included in Note 7 to the financial statements.

     SFAS No. 123 requires presentation of pro forma information regarding net loss and loss per share as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of ATR options was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions for fiscal years 2003, 2002 and 2001: dividend yield of 0%, an expected life of five years, a risk-free interest rate of 3.0%, 5.0% and 5.0%, and expected volatility of 0.835, 1.168, and 1.271, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, it is the Company's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the employee stock options. For

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                    Years Ended June 30, 2003, 2002 and 2001


purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period.



                                                                               Years Ended June 30,
                                                          ---------------------------------------------------------------
                                                                 2003                 2002                  2001
                                                          -------------------- -------------------- ---------------------
Net loss applicable to common stockholders as
reported:                                                 $       (7,665,181)  $       (9,815,906)  $        (9,800,897)
Add:   stock-based employee compensation
       included in reported net loss                                 347,222              787,611             1,931,036
Less:  stock-based employee compensation
       expense, determined under fair value
       method for all awards                                      (6,094,078)          (4,786,814)           (6,283,568)
                                                          -------------------- -------------------- ---------------------

Pro forma net loss                                        $      (13,412,037)  $      (13,815,109)  $       (14,153,429)
                                                          ==================== ==================== =====================

Loss per share:
      Basic and diluted net loss per share as             $            (0.12)  $            (0.16)  $             (0.17)
      reported
      Pro forma basic and diluted net loss per
      share                                               $            (0.21)  $            (0.23)  $             (0.24)
                                                          ==================== ==================== =====================

     Future pro forma results may be materially different from amounts reported as future years will include the effects of additional stock option grants.


SEGMENT DISCLOSURES

     As of June 30, 2003, the Company operates in one segment, the selling, marketing, development and operation of an Exchange for health care services.

COMPREHENSIVE LOSS

     Total comprehensive loss for fiscal years 2003, 2002 and 2001 was $7,665,181, $9,815,884 and $8,914,777 respectively. Other comprehensive income
(loss) represents the net change in unrealized gains (losses) on available-for-sale securities.

CONCENTRATIONS OF RISK

     The  Company   invests  its  cash  with  high  credit   quality   financial
institutions. The Company believes the financial risks associated with these financial instruments are minimal.

     During fiscal years 2003 and 2002, no single healthcare provider represented 10% or more of the Company's Healthcare Exchange revenues. During fiscal year 2001, three customers individually accounted for 41%, 39% and 11% of Contract Programming revenues.

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                    Years Ended June 30, 2003, 2002 and 2001


FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash, cash equivalents, accounts receivable, and accounts and notes payable. Fair values of cash, cash equivalents, short-term investments, accounts receivable, and accounts payable (other than accounts payable to stockholders) are considered to approximate their carrying values.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with
Characteristics  of Both  Liabilities  and  Equity.  SFAS 150  requires  certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's results of operations, liquidity, or financial condition.

2.  INVESTOR GROUP TRANSACTIONS

     In fiscal year 1994, the Company entered into a series of agreements with James W. Cameron, Jr. pursuant to which Mr. Cameron and Dr. Max Negri became principal stockholders of the Company. As of June 30, 2003, Mr. Cameron owned 39,891,783 shares of the Company's common stock. As of June 30, 2003 Dr. Negri held less than 5% of the Company's common stock.

     During fiscal years 2003, 2002 and 2001, the Company did not generate sufficient cash flow from operations and borrowed funds from these two stockholders. Notes payable to stockholders were $5,555,109 at June 30, 2003 and $4,636,352 at June 30, 2002 (Note 3). Accrued interest of $312,143 at June 30, 2003 and $269,435 at June 30, 2002 on these notes is included in accounts payable and accrued interest payable to stockholders.

     On August 15, 2003, Mr. Cameron assigned to Mr. Alan Baron, our new chairman, all of his interest to the promissory notes payable by the Company in the aggregate principal amount of $2,873,694 along with $283,195 in accrued Series D Preferred Stock dividends owed by the Company. On September 18, 2003, Mr. Baron forgave all of the obligations owed by the Company under the promissory notes including the accrued and unpaid interest along with $283,195 in accrued Series D Preferred Stock dividends.

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                    Years Ended June 30, 2003, 2002 and 2001


     The Company leases its office facilities in Sacramento, California from Mr. Cameron (Note 6). Accrued lease expense of $559,220 at June 30, 2003 and $527,896 at June 30, 2002 is also included in accounts payable and accrued interest payable to stockholders.

     During fiscal years 2003, 2002 and 2001, Cameron & Associates, which is wholly owned by Mr. Cameron, provided consulting services to the Company. Fees for such services totaled $50,000 in fiscal years 2003, and $120,000 in each of 2002 and 2001.

3.  FINANCING ARRANGEMENTS

     On July 26, 2002, the Company received short-term unsecured financing in the form of a convertible note of $1,000,000 from a lender ("Convertible Note"). This Convertible Note, bearing interest at 8% was originally payable on July 25, 2003. On July 25, 2003, the Company extended this note to the earlier of July 22, 2005 or when the Company receives $8,000,000 in debt or equity financing. All or a portion of the convertible note may be converted into shares of common stock at the lower of $ 1.00 per share or the subsequent subscription price per share of any debt or equity offering made by the Company. In consideration for the amendment, the Company agreed to convert all accrued and unpaid interest as of July 25, 2003 into 2,285,714 shares of its common stock at a rate of $0.035 per share and to secure the Convertible Note with our assets. In connection with the amendment, the Company has classified the Convertible Note as a long-term obligation since the term of repayment has been extended to July 22, 2005.

     In consideration for the Convertible Note, the Company issued three warrants on July 26, 2002. Each warrant provides for the purchase of 100,000 shares of the Company's common stock at an exercise price equal to the $1.00 subscription per share price of the Company's October 2002 Private Placement. The First and Second Warrants became exercisable on July 26, 2002 and January 26, 2003, respectively, and are exercisable before the expiration date. The Third Warrant issued became exercisable on July 26, 2003 and is also exercisable before the expiration date. When, and if, exercisable the lender may exercise these warrants through July 26, 2009.

     In connection with the issuance of the Note and the First and Second Warrants, the Company estimated the aggregate fair value of the First and Second Warrants to be $254,000 using the Black-Scholes model. In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company has recognized $952,930 through interest expense for fiscal year 2003 for a portion of the fair value of the First and Second Warrants and a portion of the beneficial conversion feature of the Note, which was estimated to be in total $802,000. The Company recorded additional amounts totaling $103,070 in the first quarter of 2004 through interest expense for the remaining fair value of the First and Second Warrants and the beneficial conversion feature of the Note recorded at the initial transaction date, and in accordance with EITF 00-27, the additional beneficial conversion feature recorded in the quarter ending December 31, 2002 of $624,222 relating to the reset of the conversion price of the Note from $2.25 to $1.00 per share.

     In July 2002, the Company engaged a placement agent to assist in the sale of shares of the Company's common stock in a private placement. During October 2002, the Company received gross proceeds of $4,125,000 through the sale of 4,125,000 shares pursuant to this offering. Cash proceeds net of offering costs

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                    Years Ended June 30, 2003, 2002 and 2001


were $3,816,209. In connection with the October 2002 Private Placement, the Company paid the placement agent a placement fee of 6% of the gross proceeds raised by them and a five year warrant to purchase 10% of the common stock placed by them at an exercise price of $1.00 per share. In addition, the Company paid a finder's fee to one individual of $12,500 and issued a warrant to purchase 30,000 shares of common stock at $1.00 per share. The warrant had an estimated fair value of $22,800.

     Resulting from the closing of the October 2002 Private Placement, 1,540,729 additional shares were issued to investors who purchased shares of common stock in the January 2002 Private Placement based on the October 2002 Private
Placement price of $1.00 per share. Compensation expense of $347,222 was recorded for the additional shares issued to the Company's Chairman and Chief Financial Officer.

     During fiscal year 2003, the facilities lease agreement between the Company and the Mr. James W. Cameron was modified to reflect an annual base rent of $120 until further notice from lessor, in his sole and absolute discretion, to return the rent to its previous level. To recognize the estimated market rate of this transaction, a monthly expense of $11,424 was recognized through rent expense and other capital contributions. On July 1, 2003, Company entered into a sixth addendum to the lease, which reduces the square footage occupied by the Company and stipulates the monthly rent to be $3,794.

     The Company has received short-term, unsecured financing to fund its operations in the form of notes payable of $5,555,109 as of June 30, 2003, from Mr. Cameron and another stockholder. These notes bear interest at 10.25%. On November 1, 2002, the Company agreed with Mr. Cameron to extend the due date on notes payable to him until December 31, 2003 in exchange for an extension fee of 2%. These extended notes total $2,873,694, including accrued interest and extension fees, and bear interest at 10.25% per annum. Also on November 1, 2002, the Company agreed with the other note holder to extend the due date of his convertible promissory notes until December 31, 2003. These convertible promissory notes total $2,681,415, including accrued interest, bear interest at 10.25% per annum and are convertible into common stock at $3.00 per share at the note holder's option. During to fiscal year 2003, Mr. Cameron loaned the Company an additional $619,000 bearing interest at 10.25%, of which $193,000 was repaid to Mr. Cameron in October 2002. Subsequent to June 30, 2003, these debt obligations were forgiven (Note 8).

     As a result of the issuance of the convertible note in July 2002 in which the Company granted warrants equal to 30% of the loan at an exercise price of $1.00 per share, the Company granted to the investors of the January 2002 and October 2002 Private Placements warrants to purchase 30% of their respective investment at an exercise price of $1.00 per share. Mr. Cameron, as a participant in the private placement, received a warrant to purchase 150,000 shares of common stock at an exercise price of $1.00 per share, which was greater than the fair value of the common stock at the warrant issuance date.

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

                    Years Ended June 30, 2003, 2002 and 2001


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

5.  INCOME TAXES

     There is no provision for income taxes because the Company has incurred operating losses. Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                    Years Ended June 30, 2003, 2002 and 2001



                                                                                 June 30,
                                                                       2003                    2002
                                                                       ----                    ----
                                                               ---------------------- -----------------------

Net operating loss carry forwards                              $       19,220,000     $       18,043,000
Research credits                                                          120,000                123,000
Common stock options                                                    2,720,000              2,818,000
Common stock warrants                                                     790,000                789,000
Other - net                                                               410,000                362,000
                                                               ---------------------- -----------------------
Total deferred tax assets                                              23,620,000             22,135,000
Valuation allowance for deferred tax assets                           (23,620,000)           (22,135,000)
                                                               ---------------------- -----------------------
Net deferred tax assets                                        $                -     $                -
                                                               ====================== =======================


     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $1,125,000 and $4,653,000 during 2003 and 2002, respectively.

     As of June 30, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $53,000,000 that expire in the years 2005 through 2023 and federal research and development tax credits of approximately $100,000 that expire in the year 2005.

     As of June 30, 2003, the Company had net operating loss carryforwards for state income tax purposes of approximately $20,000,000 that expire in the years 2004 through 2013 and state research and development tax credits of approximately $30,000 that do not expire.

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

     Utilization of the Company's net operating loss and credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and credits before utilization.

     The Company expects that the aforementioned annual limitations will result in net operating loss carryovers, which will not be utilized prior to the expiration of the carryover period.

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                    Years Ended June 30, 2003, 2002 and 2001


6.  COMMITMENTS AND CONTINGENCIES

     The Company may from time to time become a party to various legal proceedings arising in the ordinary course of its business. The Company is not currently subject to any legal proceedings.

     The Company signed agreements effective in January 2001 with an application services provider to license, support and run software to process medical claims submitted to the Company's Healthcare Exchange. The agreements are for a period of 66 months. They required payment of an initial base license fee of $250,000, which is being amortized over the expected term of the arrangement, and data center set up, training and implementation fees of about $145,000, which were expensed. The agreements require monthly minimum payments currently of about $35,000 and additional fees that are transaction based if volumes exceed levels included in the monthly minimums.

     In November 1995, the Company entered into a lease agreement for its facility in Sacramento, California under a one-year lease with Mr. Cameron. The lease has been extended to January 31, 2004. Payments under this facilities lease were approximately $141,330 per year. At June 30, 2003, $559,220 of rent owed for fiscal years 1996 through 2003 is included in the balance of accounts payable and accrued interest payable to stockholders. During the fiscal year 2003, the facilities lease agreement between the Company and Mr. Cameron was modified to reflect an annual base rent of $120 until further notice from lessor, in his sole and absolute discretion, to return the rent to its previous level. To recognize the estimated market rate of this transaction, a monthly expense of $11,424 was recognized through rent expense and other capital contributions. On July 1, 2003 the Company entered into a sixth addendum to the lease, which reduces the square footage occupied by the Company and stipulates the monthly rent to be $3,794. Rental expense for all operating leases was approximately $221,237, $230,987 and $196,390, for fiscal years June 30, 2003, 2002 and 2001, respectively, including approximately $143,122, $148,302 and $139,272 related to the lease of the office facilities from Mr. Cameron.

     Minimum annual payments for all non-cancelable operating leases and amounts due to an application services provider are as follows:

        2004                         $          359,186
        2005                                    336,859
        2006                                    319,927
        2007                                    320,732
        2008                                     51,242
        Thereafter                               52,779
                                     -------------------------
        Total                                 1,440,725
                                     =========================

7.   STOCKHOLDERS' EQUITY TOTAL

SERIES D PREFERRED STOCK

     In June 1994, existing stockholders purchased 204,167 shares of Series D Convertible Preferred Stock for $1,225,002. ATR's Series D Preferred Stock carried a cumulative dividend of $0.60 per share per year, until the Series D preferred stock was exchanged for common stock on September 11, 2000. On September 11, 2000, in connection with the exchange of 204,167 shares Series D

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                    Years Ended June 30, 2003, 2002 and 2001


preferred stock, for 408,334 shares of common stock based on a per share price of $3.00 per share, the Company declared accrued dividends of $759,110 in the aggregate. Of the $759,110 in accrued dividends, two of the Series D preferred stockholders agreed to accept 158,638 shares of common stock for $475,915 in accrued dividends based on a $3.00 per share value. The benefit accruing to the Series D Preferred stockholders recorded in the quarter ended September 30, 2000 was approximately $316,702 in compensation expense and $862,000 in preferred stock dividends. As of June 30, 2003, cumulative unpaid, dividends were $283,195.

COMMON STOCK

     The Company's Healthcare Exchange development efforts will require substantial funds. In July 2002, the Company engaged a placement agent to assist in the sale of shares of the Company's common stock in a private placement. During October 2002, the Company received gross proceeds of $4,125,000 through the sale of 4,125,000 shares pursuant to this offering. Cash proceeds net of offering costs were $3,816,209. In connection with the October 2002 Private Placement, the Company paid the placement agent a placement fee of 6% of the gross proceeds raised by them and a five-year warrant to purchase 10% of the Common Stock placed by them at an exercise price of $1.00 per share. In addition, the Company paid a finder's fee to one individual of $12,500 and issued a warrant to purchase 30,000 shares of common stock at $1.00 per share. The fair value of the warrant was $22,800.

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

     On January 9, 2002, the Board of Directors of the Company unanimously approved a private placement of up to $12,000,000 of the Company's common stock at a purchase price of $2.25 per share. The shares of common stock issued in the private placement are restricted securities. Further pursuant to the private placement, in the event that within one year from the final closing the Company sells shares of common stock, or securities exercisable or convertible into common stock, at a price less than $2.25 per share, the Company will issue additional shares to these investors in an amount such that the overall purchase price will be equal to the lower, subsequent sales price. The forgoing shall exclude common stock that may be issued in connection with a merger, as a dividend, pursuant to the exercise of outstanding options, warrants and other convertible securities and pursuant to options subsequently issued to employees. Proceeds, net of offering costs, were $2,742,519. Proceeds were used for further development and operation of the Healthcare Exchange. The Company's Chairman and Chief Financial Officer purchased 222,222 shares of the Company's common stock in the private placement. Because the purchase price of such stock was less than the public trading price on the date of purchase, the Company recorded compensation expense of $138,583 in fiscal year 2002.

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                    Years Ended June 30, 2003, 2002 and 2001


     The Company received $9,560,345 in a private placement of its common stock at a price of $3.00 in fiscal year 2001, and in fiscal year 2000 received $3,712,348 in a private placement of its common stock at an average price of $3.42 per share.

WARRANTS

Warrant activity during the periods indicated is as follows:


                                               Number of              Range of           Weighted Average
                                                Shares             Exercise Prices        Exercise Price
                                         ---------------------- ---------------------- ----------------------

Balance at June 30, 2000                         539,800            $0.01-$25.00               $0.95
Expired/Canceled                                 (40,000)           $0.01                      $0.01

                                         ----------------------
Balance at June 30, 2001                         499,800            $0.01-$25.00               $1.02
Exercised                                       (284,200)           $0.75                      $0.75

                                         ----------------------
Balance at June 30, 2002                         215,600            $0.01-$25.00               $1.38
Issued                                         2,774,494            $1.00                      $1.00

                                         ----------------------
Balance at June 30, 2003                       2,990,094            $0.01-$25.00               $1.03
                                         ======================

     At June 30, 2003, the weighted-average remaining contractual life of outstanding warrants was 6.62 years. All warrants are immediately exercisable for common stock at June 30, 2003 except for the Third Warrant for 100,000 shares issued in consideration of the $1,000,000 bridge loan. In consideration for the loan, the Company issued three warrants on July 26, 2002. Each warrant provides for the purchase of 100,000 shares of the Company's common stock at an exercise price equal to the $1.00 subscription per share price of the October 2002 Private Placement, or if further shares are offered at a lower price per share, then at that price. The First and Second Warrants became exercisable on July 26, 2002 and January 26, 2003, respectively, and are exercisable before the expiration date. The Third Warrant issued became exercisable on July 26, 2003 and is also exercisable before the expiration date of July 26, 2009. When, and if, exercisable the lender may exercise these warrants through the expiration date of July 26, 2009.

     As a result of the issuance of the convertible note in July 2002 in which the Company granted warrants equal to 30% of the loan at an exercise price of $1.00 per share, the Company granted to the investors of the January 2002 and October 2002 Private Placements warrants to purchase 30% of their respective investment at an exercise price of $1.00 per share. Mr. Cameron, as a participant in the private placement, received a warrant to purchase 150,000 shares of common stock at an exercise price of $1.00 per share, which was greater than the fair value of the common stock at the warrant issuance date.

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                    Years Ended June 30, 2003, 2002 and 2001


STOCK OPTION/STOCK ISSUANCE PLANS

     The 1993 Stock Option/Stock Issuance Plan (the "1993 Plan"), pursuant to which key employees (including officers) and consultants of the Company and the non-employee members of the Board of Directors may acquire an equity interest in the Company, was adopted by the Board of Directors on August 31, 1993 and became effective at that time. The 1993 Plan provided that up to 400,000 shares of common stock could be issued over the ten-year term of the 1993 Plan. As of June 30, 2003, shares available for future issuance under this plan were 36,173. This plan will expire as of September 30, 2003 or the date on which all shares available for issuance under the plan have been issued or cancelled pursuant to the exercise, surrender or cash-out of the options granted under the plan or the issuance of shares under the Stock Issuance Program.

     The 1997  Stock  Option  Plan  (the  "1997  Plan"),  pursuant  to which key employees (including officers) and consultants of the Company and the non-employee members of the Board of Directors may acquire an equity interest in the Company, was adopted by the Board of Directors on November 18, 1997 and became effective at that time. An aggregate of 3,000,000 shares of common stock were issued over the five-year term of the 1997 plan. This plan expired as of November 18, 2002 and as of June 30, 2003 no shares are available for future issuance.

     The 2002  Stock  Option  Plan  (the  "2002  Plan"),  pursuant  to which key employees (including officers) and consultants of the Company and the non-employee members of the Board of Directors may acquire an equity interest in the Company, was adopted by the Board of Directors on November 19, 2002 and became effective at that time. An aggregate of 3,000,000 shares of common stock may be issued over the five-year term of the 2002 plan. Subject to the oversight and review of the Board of Directors, the 2002 Plan shall generally be administered by a committee or subcommittee consisting of two or more members of the Board, all of whom are Outside Directors and who satisfy the requirements under the Exchange Act for administering this plan (the "Committee"). The grant date, the number of shares covered by an option and the terms and conditions for exercise of options shall be determined by the Committee, subject to the 2002 Plan requirements. The Board of Directors shall determine the grant date, the number of shares covered by an option and the terms and conditions for exercise of options to be granted to members of the Committee. As of June 30, 2003, shares available for future issuance under this plan were 2,920,000. This five-year plan will expire November 19, 2007.

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                    Years Ended June 30, 2003, 2002 and 2001


         Option activity for the 1993, 1997 and the 2002 Plans during the periods indicated is as follows:


                                                        Number of          Weighted Average
                                                         Shares             Exercise Price
                                                  ---------------------- ----------------------

          Balance at June 30, 2000                      1,180,000                   $2.36
          Granted                                         920,600                   $2.77
          Exercised                                       (49,933)                  $0.25
          Cancelled                                      (317,500)                  $4.04

                                                  ----------------------
          Balance at June 30, 2001                      1,733,167                   $2.33
          Granted                                       1,234,053                   $1.83
          Exercised                                       (51,585)                  $0.45
          Cancelled                                      (326,432)                  $2.60

                                                  ----------------------
          Balance at June 30, 2002                      2,589,203                   $2.60
          Granted                                         230,000                   $1.36
          Exercised                                      (263,726)                  $0.16
          Cancelled                                      (985,829)                  $1.70

                                                  ----------------------
          Balance at June 30, 2003                      1,569,648                   $1.97
                                                  ======================


The following table summarizes information about stock options outstanding under the 1993, 1997 and the 2002 Plans at June 30, 2003:

                                                         Weighted Average
                                            Weighted        Remaining                            Weighted
     Range of              Options           Average       Contractual           Options          Average
 Exercise Prices         Outstanding     Exercise Price   Life (Years)         Exercisable     Exercise Price
-----------------------------------------------------------------------------------------------------------

$      0.01-1.95           767,150             $0.70          6                  752,428             $0.69
$      2.00-3.85           579,166             $2.44          9                  313,332             $2.63
$      4.00-6.63           213,332             $4.72          7                  193,888             $4.74
$          13.10            10,000            $13.10          2                   10,000            $13.10

                  -------------------                                    -------------------

                         1,569,648             $1.97                           1,269,648             $1.89
                  ===================                                    ===================

     The weighted average fair value of options granted during the fiscal years June 30, 2003, 2002 and 2001 whose exercise price equals the market price of the stock on the grant date was $0.97, $1.95 and $2.30 respectively. The weighted-average  fair  value of options  granted in fiscal  years 2003 and 2002

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                    Years Ended June 30, 2003, 2002 and 2001

whose exercise price was less than the market price of the stock on the date of grant was $1.34 and $2.03, respectively. For fiscal year 2001, all options were granted with exercise prices equal to the market price on the date of grant.

     At June 30, 2002 and 2001 the number and weighted average exercise price of
options   exercisable   were   1,393,284   and  $1.69  and  745,022  and  $1.88,
respectively.

     In addition to options granted pursuant to the 1993, 1997 and 2002 Plans, the Company has granted options outside of these plans. In fiscal year 1994, the Company granted to its former Chief Executive Officer and director stock options to purchase 400,000 shares of common stock exercisable at $0.10 per share. Of these options, 370,000 remain outstanding and are fully vested as of June 30, 2003. These options expire on August 10, 2003.

     During fiscal year 2000, in accordance with an employment agreement, the Company granted the Chief Executive Officer stock options to purchase 7,000,000 shares of common stock at $3.00 per share, the fair market value of the Company's common stock on the date of grant. Subject to acceleration events, the options vest ratably over 5 years and expire on April 14, 2010. As of June 30, 2003, 4,200,000 options have vested, and 7,000,000 remain outstanding. Subsequent to June 30, 2003, Mr. McCormick resigned as the Company's Chief Executive Officer. As a result of his resignation, Mr. McCormick's employment agreement was terminated. Pursuant to the terms of the option agreement, all 7,000,000 options immediately vested and are exercisable.

     Also, on August 1, 2000, Mr. Cameron entered into an agreement with the Company's Chief Executive Officer to grant him the option to purchase 6,000,000 shares of the Company's common stock from Mr. Cameron at a purchase price of $3.625 per share, the fair market value of the Company's stock on that date. As of June 30, 2003, these options are fully vested and 6,000,000 remain outstanding. Subsequent to June 30, 2003, this option grant agreement between Mr. Cameron and Mr. McCormick was cancelled, reverting full ownership of these shares back to Mr. Cameron.

     On January 25, 2003, the Board of Directors approved the issuance of a non-qualified option grant to Mr. Jeffrey S. McCormick, Chief Executive Officer, to purchase up to 4,000,000 shares of common stock at the exercise price of $1.25 per share. The effective date of the option grant was November 7, 2002. Subject to acceleration events, the option grant was to vest over a four-year period, commencing with the vesting of the first 1,000,000 shares of common stock on January 31, 2003. No compensation expense was recorded in connection with this option grant, as the exercise price was greater than the fair value of the common stock at the option grant date. Subsequent to the June 30, 2003, Mr. McCormick's employment agreement was terminated because of his resignation as the Company's Chief Executive Officer. Pursuant to the terms of the option agreement, all 4,000,000 options immediately vested and are exercisable.

     Non-cash stock based compensation expense was $359,222 for fiscal year 2003, $787,611 for fiscal year 2002 and $19,831,036 for fiscal year 2001. Costs incurred in fiscal 2003 primarily represent $347,222 recorded for the additional shares issued to the Company's Chairman and Chief Financial Officer. Additional compensation expense of $12,000 was recorded for stock issued to Providers for consulting services.

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                    Years Ended June 30, 2003, 2002 and 2001

Stock Reserved for Issuance

     As of June 30, 2003, the Company has reserved a total of 20,908,854 shares of common stock pursuant to outstanding warrants, options, convertible notes payable to stockholders, and future issuance of options to employees and non-employee directors.


                       Common Shares Reserved for Issuance
       -------------------------------------------------------------------

       Options                                                  15,895,821
       Warrants                                                  2,990,094
       Notes (including accrued interest)                        2,022,939
                                                            ---------------


       Total                                                    20,908,854
                                                            ===============

8.   SUBSEQUENT EVENTS

     On July 25, 2003, we amended our $1,000,000 convertible note due on July 25, 2003. Under the terms of the amendment, the convertible note was extended to the earlier of July 22, 2005 or when we receive $8,000,000 in debt or equity financing. In consideration, the Company agreed to convert all accrued and unpaid interest as of July 25, 2003 into 2,285,714 shares of its common stock at a rate of $0.035 per share and to secure the convertible note with our assets.

     On August 15, 2003, Mr. Cameron purchased 1,232 shares of our Series A Preferred Stock, $6.00 par value per share, at $1,000 per share for an aggregate sum of $1,232,000. The Series A Preferred Stock provides for a dividend preference of $0.50 per share if and when declared by the board of directors and a liquidation preference of $6.00 per share. In addition, the shares of Series A Preferred Stock have no voting rights, except as required by law, and are not convertible into any other securities.

     On August 15, 2003, Mr. Cameron assigned to Mr. Baron, our new chairman, all of his interest to the promissory notes payable by the Company in the aggregate principal amount of $2,873,694 along with $283,195 in accrued Series D Preferred Stock dividends owed by the Company. On September 18, 2003, Mr. Baron forgave all of the obligations owed by the Company under the promissory notes including the accrued and unpaid interest along with $283,195 in accrued Series D Preferred Stock dividends.

     On August 15, 2003, Mr. Cameron, McCormick ATEK Investments LLC, an entity controlled by Mr. McCormick, and the Company mutually agreed, without value, to cancel the option requiring Mr. Cameron to sell 6,000,000 shares of our common stock owned by Mr. Cameron to McCormick ATEK Investment LLC at the purchase price of $3.625 per share.

     On September 19, 2003, we reached an agreement with The Negri Trust to convert $2,344,704 of the outstanding principal and all accrued and unpaid interest as of that date under convertible notes into 3,086,043 shares of our common stock.

                     Alternative Technology Resources, Inc.
                    Notes to Financial Statements (continued)

                    Years Ended June 30, 2003, 2002 and 2001


9.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table presents the Company's unaudited quarterly statement of operations data for the four quarters of fiscal 2003 and fiscal 2002. The Company believes that this information has been prepared on the same basis as its audited consolidated financial statements and that all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the selected quarterly information. The Company's quarterly results of operations for these periods are not necessarily indicative of future results of operations.

                                                                                          2003
                                                     ----------------------------------------------------------------------------
                                                       September 30         December 31           March 31             June 30
                                                       ------------         -----------           --------             -------
Healthcare Exchange revenue                          $     776,560        $     877,993      $     829,011         $     509,560
Healthcare Exchange gross profit                           232,858              235,606            231,449                27,234
Selling, marketing and product development costs        (1,397,306)          (1,507,974)          (822,523)             (532,177)
General and administrative expenses                       (509,015)            (945,417)          (546,603)             (478,230)
Loss from operations                                    (1,673,463)          (2,217,785)        (1,137,677)             (983,173)
Total other expense                                       (213,343)            (496,095)          (466,197)             (477,448)
Net loss                                                (1,886,806)          (2,713,880)        (1,603,874)           (1,460,621)
Net loss applicable to common stockholders              (1,886,806)          (2,713,880)        (1,603,874)           (1,460,621)
Basic and diluted net loss per share                 $       (0.03)       $       (0.04)     $       (0.02)       $        (0.02)
Shares used in per share calculation                    61,016,315           66,053,573         66,789,339            66,895,806
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                         2002
                                                     ----------------------------------------------------------------------------
                                                      September 30         December 31           March 31             June 30
                                                      ------------         -----------           --------             -------
Healthcare Exchange revenue                         $     108,218        $     253,876       $     430,308         $     850,163
Healthcare Exchange gross profit loss                    (116,570)             (96,337)             28,779               363,176
Selling, marketing and product development costs       (1,505,195)          (1,546,462)         (1,852,186)           (2,172,714)
General and administrative expenses                      (505,834)            (600,045)           (673,076)             (703,317)
Loss from operations                                   (2,127,599)          (2,242,844)         (2,496,483)           (2,512,855)
Total other expense                                      (106,384)            (105,364)           (110,929)             (113,447)
Net loss                                               (2,233,983)          (2,348,208)         (2,607,412)           (2,626,302)
Net loss applicable to common stockholders             (2,233,983)          (2,348,208)         (2,607,412)           (2,626,302)
Basic and diluted net loss per share                $       (0.04)       $       (0.04)      $       (0.04)       $        (0.04)
Shares used in per share calculation                   59,401,860           59,421,866          61,261,644            60,945,581
-----------------------------------------------------------------------------------------------------------------------------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

Item 9A. Controls and Procedures

     a. We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

     b. There have been no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART III

Item 10. Directors and Executive Officers of the Company

     The information required by this item is incorporated by reference from the information contained in the section captioned "Election of Directors", "Further Information concerning the Board of Directors" and "Section 16 (a) Information" in our Proxy Statement.

Item 11. Executive Compensation

     The information required by this item is incorporated by reference from the information contained in the section captioned "Principal Stockholders" in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this item is incorporated by reference from the information contained in the section Captioned "Principal Stockholders" in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference from the information contained in the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

     Pursuant to SEC Release No. 33-8183 (as corrected by Release No. 33-8183A), the disclosure requirements of this Item are not effective until the Annual Report on Form 10-K for the first fiscal year ending after December 15, 2003.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.   Financial Statements

     1. Financial Statements - See Index to Financial Statements at page 25 of this Form 10-K.

     2. Financial Statement Schedules - No Financial Statement Schedules are required.

     3.   Exhibits -- See Exhibit Index at page 50 of this Form 10-K.

b.   Reports on Form 8-K:

     Date of Report      Item(s)     Description
     July 3, 2003        5           Announcing the resignations and appointment
                                     of our officers and directors

c.   Exhibits:

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

     3.4 Certificate of Designation for Series A Preferred Stock, filed herewith.

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

   10.41 Sixth Addendum to Lease between James W. Cameron, Jr., and the Registrant, effective July 1, 2003, filed herewith.

   10.42 Forgiveness of Debt and Accrued Series D Preferred Stock Dividend, filed herewith.

   23.1   Consent of Ernst & Young LLP, Independent Auditors

   31.1   Certification of Principal Executive Officer, filed herewith

   31.2   Certification of Principal Financial Officer, filed herewith

   32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

   +      Indicates a management contract or compensatory plan or arrangement.

Financial Statement Schedules

     All schedules have been omitted because they are not required or are not applicable or the required information is shown in the financial statements or related notes

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: September 26, 2003                 ALTERNATIVE TECHNOLOGY RESOURCES, INC.





                                       By /s/ Mark W. Rieger
                                          --------------------------------------
                                          Mark W. Rieger.
                                          Chief Executive Officer and
                                          Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                           Title                     Date
---------                           -----                     ----


/s/ Alan Baron                      Chairman of the Board,    September 26, 2003
------------------------------      Director
Alan Baron



/s/ Edward L. Lammerding            Director                  September 26, 2003
-------------------------------
Edward L. Lammerding



/s/ Jeffrey S. McCormick            Director                  September 26, 2003
-------------------------------
Jeffrey S. McCormick



/s/ Mark W. Rieger                  Director                  September 26, 2003
-------------------------------
Mark W. Rieger