Form 10-Q
period 2003-09-30
ALTERNATIVE TECHNOLOGY RESOURCES INC
filed 2004-02-09
CIK 885520

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

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

Number of shares of common stock outstanding as of October 31, 2003, 72,476,014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                            Condensed Balance Sheets
                                   (Unaudited)

                                                                                          September 30,               June 30,
                                       Assets                                                 2003                      2003
                                       ------
                                                                                     ----------------------    ---------------------
Current assets:
  Cash and cash equivalents                                                          $         664,114         $         270,102
  Trade accounts receivable                                                                     28,963                    20,492
  Prepaid expenses and other current assets                                                    113,020                    43,857
                                                                                     ----------------------    ---------------------
Total current assets                                                                           806,097                   334,451
                                                                                     ----------------------    ---------------------

Property and equipment:
  Equipment and software                                                                       788,710                   865,555
  Accumulated depreciation and amortization                                                   (585,853)                 (547,479)
                                                                                     ----------------------    ---------------------

  Property and equipment, net                                                                  202,857                   318,076
                                                                                     ----------------------    ---------------------

Prepaid license and service fees                                                               126,268                   140,567
                                                                                     ----------------------    ---------------------

                                                                                     $       1,135,222         $         793,094
                                                                                     ======================    =====================

                   Liabilities and Stockholders' Equity (Deficit)
                   ----------------------------------------------
Current liabilities:
  Payable to Healthcare Exchange participants                                        $          79,552         $         294,192
  Trade accounts payable                                                                       570,920                   551,762
  Accrued payroll and related expenses                                                         138,458                   142,355
  Accrued preferred stock dividends                                                                  -                   283,195
  Accounts payable and accrued interest payable to stockholders                                  6,232                   871,063
  Notes payable to stockholder                                                                       -                 2,873,694
  Convertible notes payable to stockholder                                                     336,711                 2,681,415
  Accrued interest payable to third party                                                       14,685                    74,521
  Other current liabilities                                                                    284,804                   327,672
                                                                                     ----------------------    ---------------------

Total current liabilities                                                                    1,431,362                 8,099,869
                                                                                     ----------------------    ---------------------

  Convertible notes payable to third party                                                   1,000,000                   896,930

Commitments and contingencies

Stockholders' equity (deficit):
  Convertible preferred stock, $6.00 par value - 1,200,000 shares authorized none issued and outstanding at September 30, 2003 and June 30, 2003,
     204,167 shares designated Series D, none issued and outstanding at
      September 30, 2003 and June 30, 2003
     2,000 shares designated Series A, 1,232 shares issued and outstanding at
September 30, 2003 and none issued and outstanding June 30, 2003                                 7,392                         -
  Common stock, $0.01 par value - 100,000,000 shares authorized;
     72,476,014issued and outstanding at September 30, 2003
     (66,908,669 at June 30, 2003)                                                             724,760                   669,087
  Additional paid-in capital                                                                65,911,328                58,155,268
  Accumulated deficit                                                                      (67,939,620)              (67,028,060)
                                                                                     ----------------------    ---------------------

Total stockholders' equity (deficit)                                                        (1,296,140)               (8,203,705)
                                                                                     ----------------------    ---------------------

                                                                                            $1,135,222         $         793,094
                                                                                     ======================    =====================

        See accompanying notes to condensed financial statements.

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                            September 30,
                                                                                    2003                    2002
Healthcare exchange
    Revenue                                                                  $     380,817          $       776,560
    Costs                                                                         (339,753)                (543,702)
                                                                             ------------------     --------------------
Gross profit (loss)                                                                 41,064                  232,858

Selling, marketing and product development costs                                  (234,840)              (1,397,306)

General and administrative expenses                                               (515,252)                (509,015)
                                                                             ------------------     --------------------

Loss from operations                                                              (709,028)              (1,673,463)

Other income (expense)
    Interest income                                                                    250                      430
    Interest expense to third party                                               (103,070)                 (77,315)
    Interest expense to stockholders and directors                                 (99,712)                (136,458)
                                                                             ------------------     --------------------
Total other income (expense)                                                      (202,532)                (213,343)
                                                                             ------------------     --------------------

Net loss                                                                     $    (911,560)         $    (1,886,806)
                                                                             ==================     ====================


Basic and diluted net loss per share                                         $      (0.01)          $        (0.03)
                                                                             ==================     ====================

Shares used in per share calculations                                           68,595,826               61,016,315
                                                                             ==================     ====================


        See accompanying notes to condensed financial statements.

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                         September 30,
                                                                                2003                        2002
                                                                       ------------------------     ----------------------

Net cash used in operating activities                                  $         (934,391)          $    (1,062,532)
                                                                       ------------------------     ----------------------

Cash flows used in investing activities:
    Purchases of property and equipment                                                 -                   (28,884)
    Sale and disposal of property and equipment                                    76,844                         -
                                                                       ------------------------     ----------------------
Net cash provided (used) by investing activities                                   76,844                   (28,884)
                                                                       ------------------------     ----------------------

Cash flows from financing activities:
    Prepaid financing costs                                                             -                   (52,626)
    Proceeds from sale of preferred stock                                       1,232,000                         -
    Proceeds from exercise of options and warrants                                 19,559                     7,476
    Proceeds from notes payable to stockholders                                         -                   619,000
    Proceeds from convertible notes payable to third party
    and warrants                                                                        -                 1,000,000
                                                                       ------------------------     ----------------------
Net cash provided by financing activities                                       1,251,559                 1,573,850
                                                                       ------------------------     ----------------------


Net increase (decrease) in cash and cash equivalents                              394,012                   482,434
Cash and cash equivalents at beginning of period                                  270,102                   402,291
                                                                       ------------------------     ----------------------

Cash and cash equivalents at end of period                             $          664,114           $       884,725
                                                                       ========================     ======================



        See accompanying notes to condensed financial statements.

                     ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                     Notes to Condensed Financial Statements
                                 September 30, 2003
                                   (Unaudited)


Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Alternative Technology Resources, Inc.'s (hereinafter referred to as "ATR", the "Company, " "we," or "us") annual report on Form 10-K for the fiscal year ended June 30, 2003. On November 12, 2003, the Company and its independent auditors, Ernst & Young LLP, mutually agreed to cease their existing professional relationship. This change has been reported in a Form 8-K dated November 12, 2003. The Company is currently involved in the process of engaging a new independent public accountant. As a result, the interim financial statements included in this quarterly report on Form 10-Q were not reviewed by an independent public accountant.

In the opinion of management, the unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the Company's financial position at September 30, 2003 and June 30, 2003, results of operations for the three months ended September 30, 2003 and 2002, and cash flows for the three months ended September 30, 2003 and 2002. The results for the period ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2004.

The Company has incurred operating losses since inception, which have resulted in an accumulated deficit of $67,939,620 at September 30, 2003. As we enter fiscal year 2004, we continue to face significant challenges with respect to revenue and cash shortages. In light of our prior losses and current stock price of our common stock, no assurance can be given that we will be able to raise additional funds for our operations, if necessary. We are taking a number of steps to address these challenges including further reductions in operating expenses and liabilities. In addition, our business strategy is to transition our existing Providers to our direct pay program where Providers will submit their claims to us, and we will process and reprice the claims to the rate set by Providers. After re-pricing, claims will be then sent to Purchasers or their intermediaries who will pay the Providers directly. Providers will be invoiced our transaction fee for each claim re-priced. We will recognize revenue when it is earned and collectibility is reasonably assured. Revenue is earned when we have completed claim re-pricing obligations under our service agreement with the Provider.

We launched our direct pay program during quarter ending September 30, 2003. Under this program, we will receive a fee for each claim that we process. In order to attract new Providers and increase the number of claims that we process, we have reduced our transaction fee which will require us to process a higher number of claims that we have not previously been able to obtain in order to generate sufficient revenue for our operations. This program is new and we are unsure whether it will be accepted by the healthcare industry or whether we will be able to attract sufficient number of Providers in order to process the number of claims we will need to generate sufficient revenues to sustain our operations. If we are unable to successfully launch our direct pay program or gain the confidence of Providers, we may be required to further reduce our operation expenses or be forced into seeking protection under federal bankruptcy laws.

Note 2 - Financing Arrangements
-------------------------------

On August 15, 2003, Mr. James W. Cameron, the Company's former officer and director, purchased 1,232 shares of our Series A Preferred Stock, $6.00 par value per share, at $1,000 per share for an aggregate sum of $1,232,000. The Series A Preferred Stock provides for a dividend preference of $0.50 per share if and when declared by the board of directors and a liquidation preference of $6.00 per share. In addition, the shares of Series A Preferred Stock have no voting rights, except as required by law, and are not convertible into any other securities.

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

On August 15, 2003, Mr. Cameron, McCormick ATEK Investments LLC, an entity controlled by Mr. Jeffrey McCormick, our director and former officer, and the Company mutually agreed, without value, to cancel the option requiring Mr. Cameron to sell 6,000,000 shares of our common stock owned by Mr. Cameron to McCormick ATEK Investment LLC at the purchase price of $3.625 per share.

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

In connection with the issuance of the Note and the First and Second Warrants, the Company estimated the aggregate fair value of the First and Second Warrants to be $254,000 using the Black-Scholes model. In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company has recognized $952,930 through interest expense for fiscal year 2003 for a portion of the fair value of the First and Second Warrants and a portion of the beneficial conversion feature of the Note, which was estimated to be in total $802,000. The Company recorded additional amounts totaling $103,070 in the quarter ending September 30, 2004 through interest expense for the remaining fair value of the First and Second Warrants and the beneficial conversion feature of the Note recorded at the initial transaction date, and in accordance with EITF 00-27, the additional beneficial conversion feature recorded in the quarter ending December 31, 2002 of $624,222 relating to the reset of the conversion price of the Note from $2.25 to $1.00 per share.

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

Resulting from the closing of the October 2002 Private Placement, 1,540,729 additional shares were issued to investors who purchased shares of common stock in the January 2002 Private Placement based on the October 2002 Private
Placement price of $1.00 per share. Compensation expense of $347,222 was recorded for the additional shares issued to the Company's then Chairman and Chief Financial Officer.

As a result of the issuance of the Convertible Note on July 26, 2002 in which the Company granted warrants equal to 30% of the loan at an exercise price of $1.00 per share, the Company granted to the investors of the January 2002 and October 2002 Private Placements warrants to purchase 30% of their respective investment at an exercise price of $1.00 per share. Mr. Cameron, as a participant in the private placement, received a warrant to purchase 150,000 shares of common stock at an exercise price of $1.00 per share, which was greater than the fair value of the common stock at the warrant issuance date.

As of quarter ending September 30, 2003, the amount of $336,711 is outstanding under an unsecured convertible note from a shareholder of the Company. This note bears interest at 10.25% per annum and is due on December 31, 2003.


Note 3 - Comprehensive Loss
---------------------------

Total comprehensive loss for the three months ended September 30, 2003 and 2002 was $911,560, and $1,886,806. Other comprehensive income (loss) represents the net change in unrealized gains (losses) on available-for-sale securities.

Note 4 - Net Loss Per Share
---------------------------

As the Company has reported net losses in all periods presented, basic and diluted loss per share have been calculated on the basis of net loss applicable to common stockholders divided by the weighted average number of common stock shares outstanding without giving effect to outstanding options, warrants, and convertible securities whose effects are anti-dilutive. For the three months ended September 30, 2003 and 2002 there were stock options, stock warrants, and convertible notes payable outstanding, which could potentially dilute earnings per share in the future but were not included in the computation of diluted loss per share as their effect was anti-dilutive in the periods presented.

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




                                                                     Three Months Ended
                                                                         September 31,
                                                                    2003              2002

Net loss, as reported                                          $    (911,560)     $(1,886,806)

Add:  Stock-based employee compensation expense included
in reported net loss                                                       -                -

Deduct:  Total stock-based employee compensation expense
determined under fair value based method for all awards
                                                                           -                -
                                                               --------------     -------------


Pro forma net loss                                             $    (911,560)     $(1,886,806)
                                                               ==============     =============

Loss per share:
  Basic and diluted - as reported                              $       (0.01)     $      (0.03)
                                                               ==============     =============
  Basic and diluted - pro forma                                $       (0.01)     $      (0.03)
                                                               ==============     =============


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

Note 5 - Commitments and Contingencies
--------------------------------------

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of its business. The Company is not currently subject to any legal proceedings.

The Company signed agreements effective in January 2001 with an application services provider to license, support and run software to process medical claims submitted to the Company's Healthcare Exchange. The agreements are for a period of 66 months. They required payment of an initial base license fee of $250,000, which is being amortized over the expected term of the arrangement, and data center set up, training and implementation fees of about $145,000, which were expensed. The agreements require monthly minimum payments currently of about $35,000 and additional fees that are transaction based if volumes exceed levels included in the monthly minimums. On October 10, 2003, the Company terminated its agreement with the application services provider. As a result, the Company pursued the development of an internal technical solution to replace the services provided by this vendor. The internal application was implemented on October 15, 2003.

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


Note 6 - Stock Option Grant
---------------------------

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion provides information to facilitate the understanding and assessment of significant changes in trends related to the financial condition of the Company and its results of operations. It should be read in conjunction with the Company's financial statements and the notes thereto and other financial information included elsewhere in the Form 10-K for the fiscal year ended June 30, 2003.

OVERVIEW

General

As used in this report, the terms "we," "us," "our", "ATR," and the "Company" mean Alternative Technology Resources, Inc., unless otherwise indicated.

We are engaged in the business of operating a Healthcare Exchange. In July 2003, we began operating the Healthcare Exchange under our new name "National Healthcare Exchange Services" or "NHXS". The purpose of the Healthcare Exchange is to facilitate provider initiated discounts for all commercial lines of business in the healthcare industry. The Healthcare Exchange offers a direct conduit between medical doctors, medical groups, hospitals and other healthcare practitioners (collectively "Providers") and those who purchase or facilitate the purchase of healthcare services and/or their agents, such as Preferred Provider Organizations ("Purchasers"). The Healthcare Exchange is used in the absence of an existing agreement between the Provider and the Purchaser of healthcare services.

Under the Healthcare Exchange program, Providers submit claims to us, and we process and reprice the claims to the rate set by the Providers, including adding a transaction-processing fee. We then route the adjusted claims to Purchasers or their intermediaries. We receive payments from Purchasers on behalf of Providers, and then remit payments to Providers.

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

We have outsourced to multiple vendors portions of the development and operations of the information systems for the Healthcare Exchange. We work with vendors to receive claims from Providers through electronic clearinghouses and to convert paper claims into electronic formats. We are evaluating other potential technology vendors as well.

We do not provide healthcare services, but rather act as a neutral conduit between Providers and Purchasers including preferred provider organizations. We believe that our Healthcare Exchange provides both economic and administrative efficiencies to both Providers and Purchasers in the absence of a traditional health plan agreement.

History

In August 1999, we identified what we believe to be a significant business opportunity in the healthcare industry and began developing a business model involving the establishment of the Healthcare Exchange under the name "DoctorandPatient." Prior to providing an exchange for healthcare services, we were in the business of recruiting, hiring and training foreign computer programmers and placing them with U.S. companies. During fiscal year 2001, we ceased our computer programmer operations to concentrate on our Healthcare Exchange and, in July 2003, we began phasing out the name "DoctorandPatient" and began marketing under the new name "National Healthcare Exchange Services."

During fiscal year 2003, we focused our attention on expanding our markets in order to try to increase our revenues. In line with our objectives, we hired a significant number of employees to promote the Healthcare Exchange. This rapid growth in employees placed a significant strain upon our financial resources without producing sufficient revenue to accommodate this growth. As a result, we had to take steps to reduce our expenses in an effort to improve our financial condition. Such steps included closing our headquarters located in Portsmouth, New Hampshire and relocating these functions to our office in Sacramento, California. In addition, we reduced the number of our employees from 98 as of December 31, 2002 to 27 by September 30, 2003.

As we enter fiscal year 2004, we continue to face significant challenges with respect to revenue and cash shortages. As of September 30, 2003, our cash balance had declined to approximately $700,000, and in light of our prior losses and current stock price of our common stock, no assurance can be given that we will be able to raise additional funds for our operations, if necessary. We are taking a number of steps to address these challenges including further reductions in operating expenses and liabilities. In addition, our business strategy is to transition our existing Providers to our direct pay program where Providers will submit their claims to us, and we will process and reprice the claims to the rate set by Providers. After re-pricing, claims will be then sent to Purchasers or their intermediaries who will pay the Providers directly. Providers will be invoiced our transaction fee for each claim re-priced. We will recognize revenue when it is earned and collectibility is reasonably assured. Revenue is earned when we have completed claim re-pricing obligations under our service agreement with the Provider.

During quarter ending September 2003 we launched our direct pay program. Under this program, we receive a fee for each claim that we process. In order to attract new Providers and increase the number of claims that we process, we have reduced our transaction fee which will require us to process a higher number of claims that we have not previously been able to obtain in order to generate sufficient revenue for our operations. This program is new and we are unsure whether it will be accepted by the healthcare industry or whether we will be able to attract sufficient number of Providers in order to process the number of claims we will need to generate sufficient revenues to sustain our operations. If we are unable to successfully launch our direct pay program or gain the confidence of Providers, we may be required to further reduce our operation expenses or be forced into seeking protection under federal bankruptcy laws.

We believe that the value proposition of the Healthcare Exchange for our direct pay program is significant. The transition to the direct pay program has been driven by the cost and complexity of receiving and processing payments from Purchasers on behalf of Providers. Our current program, whereby we would receive payments directly from the Purchasers and remit the payment, after deducting our fee, to the Providers created a tension between the Provider and us that interfered with efforts by our sales and marketing staff to recruit new Providers. By developing the direct pay program, we removed the Healthcare

Exchange between the Purchaser's payments and the Provider, and allowed the Healthcare Exchange to act as a neutral conduit. We believe that the simplicity of the direct pay program will allow us to accelerate the growth in new
Providers. We also believe that the direct pay program will also reduce the barriers to marketing to large healthcare provider organizations. Under the direct pay program, our transaction fee will be less than our transaction fee for our current program. Therefore, we must substantially increase the number of claims that we process in order to generate sufficient revenues for our operations. We intend to initially market our direct pay program to our existing Providers by transitioning them from our current program to the direct pay program. If we are unable to successfully launch our direct pay program or gain the confidence of Providers, we may be required to further reduce our operating expenses and/or seek additional funds for our operations. If we are unable to raise additional funds, we may be forced into seeking protection under federal bankruptcy laws.

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

FINANCIAL CONDITION

Cash and cash equivalents increased $394,012 since June 30, 2003 attributable to cash proceeds from financing activities of $1,232,000received in August 2003 from the sale of Series A Preferred stock, partially offset by cash used in operations of $934,391 during the three months ended September 30, 2003. At September 30, 2003, substantially all of ATR's cash was invested in money market accounts.

Because the Company is emphasizing the development of the Healthcare Exchange, the results of operation for the three months ended September 30, 2003 may not be indicative of results of operations for the year ended June 30, 2003.

RESULTS OF OPERATION

Healthcare Exchange

HEALTHCARE EXCHANGE REVENUE. The Company began operations with a limited number of Providers in the quarter ending June 30, 2001. Providers submit bills to ATR, who reprices the bills to the rate set by the Providers, including adding a transaction-processing fee, and then routes them to Purchasers or their intermediaries. ATR receives payments from Purchasers on behalf of Providers, and then remits payments to Providers. The Company recognizes revenue for the transaction-processing fee when earned and the Company has substantially completed all of its obligations under the contract. Under the direct pay program providers submit their healthcare claims to us for re-pricing to the Healthcare Exchange rate. We then route the adjusted claims to Purchasers or their intermediaries, who pay the Providers directly. We then invoice the Providers a transaction fee for each claim processed and forwarded to the Purchaser.

During the three month period ending September 30, 2003, $380,817 of revenue was recognized, as compared to $776,560 for the three month period ending September 30, 2002. The development and implementation of the direct pay program and transitioning of our Providers to the direct pay program was the primary cause of the reduction in revenue in comparison to the previous year.

HEALTHCARE EXCHANGE COSTS. Healthcare Exchange costs are the direct costs related to the processing of the bills submitted by Providers and payments received from Purchasers. These costs include the salary and other wage and benefit costs of the Healthcare Exchange operations staff and the operating cost of the application services provider and other technology providers. The costs for the three month period ending September 30, 2003 were $339,753 in comparison to $543,702 for the three month period ending September 30, 2002. The decrease is primarily due to the reduction in staffing and related costs, and other cost reduction measures implemented during the September 2003 quarter end. As of September 30, 2003, there were 10 operations staff members responsible for the processing of bills submitted by Providers and payments received from Purchasers, compared to 31 operations staff members as of September 30, 2002.

Selling, Marketing and Product Development Costs

In October 1999, the Company began incurring costs to develop its Healthcare Exchange. Costs incurred are primarily the salary, other wage and benefit costs of ATR's employees and other operational costs associated with recruiting the network of healthcare providers. The costs for the three month period ending September 30, 2003 were $234,840, in comparison to $1,397,306 for the three month period ending September 30, 2002. The decrease is the result of reduction of sales staff to 8 at September 30, 2003 from 43 at September 30, 2002. The Company's existing IT staff developed the internal repricing and compliance program, resulting in development costs being recognized as compensation.

General and Administrative Expenses

General and administrative expenses were $515,252 for the three month period ended September 30, 2003, in comparison to $509,015 for the three month period ending September 30, 2002. The increase for the three month period ended September 30, 2003 in comparison to the same period ended September 30, 2002 was the result of the expense of approximately $125,714 recorded during the three month period ended September 30, 2003 for the conversion of interest accrued on the $1,000,000 convertible note payable to common stock at less than market value. This expense was offset by the decrease in compensation and related expenses as a result of reductions in staffing.

Other Income (Expense)

INTEREST INCOME. Interest income is related to the short-term investment of cash balances, primarily in money market accounts. The change in the three month period ending September 30, 2003 is not significant in comparison to the same period in fiscal 2002.

INTEREST EXPENSE TO THIRD PARTY. Interest expense to third party of $103,070, for the three month period ending September, 2003, in comparison to $77,315 for the three month period ending September 30, 2002, resulted primarily from the fair value of warrants issued in connection with a convertible note and the beneficial conversion feature of the convertible note to third party, which were recognized through interest expense

INTEREST EXPENSE TO STOCKHOLDERS AND DIRECTORS. Interest expense to stockholders and directors of $99,712, was recognized for the three month period ending September 30, 2003 in comparison to $136,458, for the three month period ending September 30, 2002. This decrease resulted primarily from the conversion of accrued interest on convertible notes payable to stockholder into common stock and the forgiveness of debt of accrued interest on notes payable to stockholder during the three month period ending September 30, 2003.

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

We expect that the aforementioned annual limitations will result in net operating loss carryovers, which will not be utilized prior to the expiration of the carryover period.

LIQUIDITY AND CAPITAL RESOURCES

For the three month period ending September 30, 2003, we earned revenues of $380,817 but incurred a net loss of $911,560. In August 2003, we raised additional capital through the sales of 1,232 shares of our Series A Preferred Stock, $6.00 par value per share, at $1,000 per share for an aggregate sum of $1,232,000. It is our intention to use this capital to successfully market and implement the direct pay program to attract new Providers and to increase the number of claims that we process. However, this direct pay program is new and we are unsure whether it will be accepted by the healthcare industry or whether we will be able to attract a sufficient number of Providers in order to process the number of claims we will need to generate sufficient revenues to sustain our operations. In order to attract new Providers and increase the number of claims that we process under this new direct pay program, we have reduced our transaction fee which will require us to process a higher number of claims that we have not previously been able to obtain in order to generate sufficient revenue for our operations. As of September 26, 2003, our cash balance had declined to approximately $700,000. In light of our prior losses and current stock price, it is unlikely that we will be able, at this time, to raise additional capital if required. If our direct pay program is unsuccessful, we will be required to further reduce our expenses. If we are unable to successfully launch our direct pay program or gain the confidence of Providers, we may be required to further reduce our operating expenses and/or be forced into seeking protection under federal bankruptcy laws. Given the conditions described above, the report of independent auditors on our June 30, 2003 financial statements includes an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As of June 30, 2003, we had received short-term, unsecured financing to fund our operations in the form of notes payable of $5,555,109 from Mr. Cameron, our then chairman and chief financial officer and another stockholder. These notes bear interest at 10.25%. On November 1, 2002, we agreed with Mr. Cameron to extend the due date on notes payable to him until December 31, 2003 in exchange for an extension fee of 2%. These extended notes total $2,873,694, including accrued interest and extension fees, and bear interest at 10.25% per annum. Also on November 1, 2002, we agreed with the other note holder to extend the due date of his convertible promissory notes until December 31, 2003. These convertible promissory notes total $2,681,415, including accrued interest, bear interest at 10.25% per annum and are convertible into common stock at $3.00 per share at the note holder's option. During fiscal year 2003, Mr. Cameron loaned us an additional $619,000 bearing interest at 10.25%, of which $193,000 was repaid to Mr. Cameron in October 2002. During the first quarter of fiscal 2004, the notes payable in the amount of $2,873,694 were assigned by Mr. Cameron to Mr. Baron, and as September 30, 2003, Mr. Baron forgave all of the obligations under such notes. In addition, of the convertible notes totaling $2,681,415, the note holder agreed to convert $2,344,704 of the outstanding principal and all accrued and unpaid interest under certain convertible notes into 3,086,043 shares of our common stock leaving a total of $336,711 outstanding.

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
--------------------------------------------- ------------------ --------------- --------------- -------------- ------------

Convertible notes payable to stockholder            336,711            336,711               -               -            -

Convertible note payable to third party           1,000,000                          1,000,000               -            -

Operating  leases -  facilities - payable to
stockholder                                         275,860             34,146         140,722         100,992            -

Operating leases - equipment                         52,549             32,190          20,359               -            -

Application services provider                        33,842             33,842               -               -            -

--------------------------------------------- ------------------ --------------- --------------- -------------- ------------
Total contractual cash obligations            $   1,698,962      $     436,889   $   1,161,081   $     100,992  $         -
--------------------------------------------- ------------------ --------------- --------------- -------------- ------------

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has notes payable in the aggregate amount of $1,336,711 as of September 30, 2003 payable to a stockholder of the Company and another lender. The notes bear interest at 8% to 10.25% per annum and are due from December 31, 2003 to July 22, 2005, or earlier if other funding is obtained. The Company does not believe that any change in interest rates will have a material impact on the Company during fiscal 2004. Further, the Company has no foreign operations and therefore is not subject to foreign currency fluctuations.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) as of the end of our first fiscal quarter pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in our internal control over financial reporting identified in connection with our evaluation as of the end of the first fiscal quarter that occurred during such quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, on November 12, 2003, the Company and its independent auditors, Ernst & Young LLP, mutually agreed to cease their existing professional relationship. This change has been reported in a Form 8-K dated November 12, 2003. The Company is currently involved in the process of engaging a new independent public accountant. As a result, the interim financial statements included in this quarterly report on Form 10-Q were not reviewed by an independent public accountant.

PART II. OTHER INFORMATION

Item 1 Legal Proceedings

None

Item 2  Changes in Securities and Use of Proceeds

On July 25, 2003, we issued 2,285,714 shares of our common stock to a lender for all accrued and unpaid interest in the aggregate amount of $80,000 under a convertible note as of July 25, 2003. The issuance was exempt from registration pursuant to Rule 506.

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

On September 19, 2003, we reached an agreement with The Negri Trust to convert $2,344,704 of the outstanding principal and all accrued and unpaid interest as of that date under the convertible notes into 3,086,043 shares of our common stock. The issuance was exempt from registration pursuant to Rule 506. We amended the original convertible notes to provide for the issuance of shares for accrued and unpaid interest. Further, under the terms of this amendment, The Negri Trust is entitled to piggy back registration rights.

Item 3  Defaults Upon Senior Securities

None

Item 4  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5  Other Information

The Company intends to file a Certificate of Amendment with the Delaware Secretary of State to change its corporate name from Alternative Technology Resources, Inc. to National Healthcare Exchange Services, Inc. and a Form 15 with the Securities and Exchange Commission to terminate the registration of its common stock and to suspend its duty to file reports required by Section 13(a) under the Securities Exchange Act of 1934.

Item 6  Exhibits and Reports on Form 8-K

a.   Exhibits

None.

b.   Reports on Form 8-K:


Date of Report         Item(s)    Description

November 12, 2003      4          Changes in Registrant's Certifying Accountants



                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ALTERNATIVE TECHNOLOGY RESOURCES, INC.
                               (Registrant)


Dated: February 9, 2004


                               /s/ Mark W. Rieger
                             ---------------------------------------------------
                               Mark W. Rieger
                               Chief Executive Officer/Chief Financial Officer